Form 10-Q
period 2000-03-31
STRATEGIC PARTNERS INC
filed 2000-07-27
CIK 1100313

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED March 31, 2000.


                              STRATEGIC PARTNERS, INC.


                          COMMISSION FILE NO. 333-95485

              A Wyoming Corporation           EIN: 77-0494696

                              3525 Sunset Lane
                            Oxnard, Calif. 93035

              Telephone: 805-984-0821    Fax: 805-984-2764


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes         No     X

The number of common shares issued and outstanding as of March
31, 2000 was 596,826.

This report form is not filed as a transitional format.

Total sequentially numbered pages in this document: 17

TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
    Balance Sheets.......................................3
    Statements of Operations.............................4
    Statements of Stockholders' Equity (Deficit).........5
    Statements of Cash Flows.............................8
    Notes to the Financial Statements....................9

Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations.......15

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...............16
     Signatures.........................................16
     Exhibit 27 - Financial Data Schedule...............17


  ITEM 1 - Financial Information

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

              March 31, 2000 and December 31, 1999
                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                         Balance Sheets


                                    March 31,              December 31,
                                      2000                     1999
                                  (Unaudited)

CURRENT ASSETS

 Cash                          $      13,281              $        386
                                      ------                      ----
  Total Current Assets                13,281                       386
                                      ------                      ----
  TOTAL ASSETS                 $      13,281              $        386
                                      ======                      ====

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable               $     85,363              $     64,646
 Accrued interest (Note 5)               988                        38
 Note payable (Note 5)                55,500                     5,000
                                      ------                     -----
  Total Current Liabilities          141,851                    69,684
                                     -------                    ------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.001 par
  value; 10,000,000 shares
  authorized; 569,000 and
  569,000 shares issued and
  outstanding, respectively              569                       569
 Additional paid-in capital          559,297                   559,297
 Deficit accumulated during
  the development stage             (688,436)                 (629,164)
                                    --------                   -------
  Total Stockholders' Equity
             (Deficit)              (128,570)                 (69,298)
                                    ---------                  ------
  TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY (DEFICIT)            $      13,281            $         386
                                    ========                   ======

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                From
                                                                Inception on
                                                                September 25,
                                For the Three Months Ended      1998 Through
                                         March 31,              March 31,
                                    2000         1999           2000

REVENUES                       $       -       $       -        $        -

EXPENSES

 General and administrative       58,322          90,679           687,991

(LOSS) FROM OPERATIONS           (58,322)        (90,679)         (687,991)
                                  ------          ------           -------
OTHER INCOME (EXPENSE)

 Interest expense                   (950)              -              (988)
 Miscellaneous income                  -               -               543
                                  ------          ------           -------

  Total Other Income (Expense)      (950)              -              (445)
                                  ------          ------           -------
NET (LOSS)                 $     (59,272)      $ (90,679)       $ (688,436)
                                 ========        ========         =========
BASIC (LOSS) PER SHARE     $       (0.10)      $   (0.30)
                                 ========         =======

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)

                                                                Deficit
                                                                Accumulated
                                                   Additional   During the
                                 Common Stock      Paid-In      Development
                              Shares      Amount   Capital      Stage

At Inception on
 September 25, 1998               -     $     -    $      -     $       -

Common stock issued
 for services at $1.00 per
 share, October 9, 1998     215,000         215     214,785             -

Common stock issued
 for cash at $1.00 per
 share, October 12, 1998      2,000           2       1,998             -

Common stock issued
 for cash and services at
 $1.00 per share,
 October 13, 1998             4,000           4       3,996             -

Common stock issued
 for services at $1.00 per
  share, October 19, 1998     5,000           5       4,995             -

Common stock issued
 for cash and  services at
 $1.00 per share,
 October 30, 1998            10,000          10       9,990             -

Common stock issued
 for cash at $1.00 per
 share, November 17, 1998     6,000           6       5,994             -

Common stock issued
 for cash at $1.00 per
 share, November 24, 1998     3,000           3       2,997             -

Common stock issued for
  cash, services and
  expenses at $1.00 per
  share, December 8, 1998    21,000          21      20,979             -

Less stock offering costs         -           -        (534)            -

Net (loss) for the period
 ended December 31, 1998          -           -           -      (264,556)
                             ------      ------      ------       -------
Balance, December 31, 1998  266,000         266     265,200      (264,556)

Common stock issued
 for expenses at $1.00 per
 share, January 5, 1999         300           -        300              -

Common stock issued for
 cash and  services at
 $1.00 per share,
 January 16, 1999            12,500          13     12,487              -

Common stock issued
 for cash at $1.00 per
 share, January 20, 1999     20,000          20     19,980              -

Common stock issued
 for cash at $1.00 per
 share, February 3, 1999      1,000           1        999              -

Common stock issued
 for cash at $1.00 per
 share, February 15, 1999     2,200           2      2,198              -
                           --------     -------    -------          --------
Balance Forward             302,000     $   302 $  301,164      $  (264,556)

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)

                                                                   Deficit
                                                                   Accumulated
                                                     Additional    During the
                               Common Stock          Paid-In       Development
                           Shares        Amount      Capital       Stage

Balance Forward             302,000    $   302   $   301,164     $  (264,556)

Common stock issued
 for cash at $1.00 per
 share, February 22, 1999     2,000          2         1,998              -

Common stock issued
 for cash at $1.00 per
 share, March 12, 1999        6,400          6         6,394               -

Common stock issued
 for cash and services
 at $1.00 per share,
 March 26, 1999              27,500         27        27,473              -

Common stock issued
 for cash at $1.00 per
 share, May 10, 1999          1,000          1           999              -

Common stock issued
 for cash and services
 at $1.00 per share,
 May 19, 1999                 6,000          6         5,994             -

Common stock issued
 for services at $1.00
 per share, July 12, 1999     2,000          2         1,998             -

Common stock issued
 for services at $1.00
 per share, July 27, 1999     1,600          2         1,598             -

Common stock issued
 for cash and services
 at $1.00 per share,
 August 3, 1999                1,000         1           999             -

Common stock issued
 for services at $1.00 per
 share, August 10, 1999        1,500         2         1,498             -

Common stock issued
 for cash at $1.00 per
 share, September 17, 1999    12,500        12        12,488             -

Common stock issued
 for cash and services
 at $1.00 per share,
 October 1, 1999             193,500       194       193,306             -

Common stock issued
 for cash and services
 at $1.00 per share,
 October 26, 1999              11,000       11        10,989             -

Common stock issued
 for services at $1.00 per
 share, October 29, 1999        1,000        1           999             -

Less stock offering costs           -        -        (8,600)            -

Net (loss) for the year
 ended December 31, 1999            -        -             -      (364,608)
                             --------     -----     --------      --------
Balance,
 December 31, 1999            569,000   $   569   $  559,297   $  (629,164)
                            ---------   -------   ----------   ------------

                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
  Statements of Stockholders' Equity (Deficit) (Continued)

                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During the
                              Cmmon Stock           Paid-In      Development
                           Shares      Amount       Capital      Stage

Balance,
 December 31, 1999        569,000     $   569     $   559,297    $  (629,164)

Net (loss) for the
 three months ended
 March 31, 2000
 (unaudited)                   -            -              -         (59,272)
                        ---------    --------       --------       ---------
Balance,
 March 31, 2000
 (unaudited)             569,000      $   569     $   559,297    $  (688,436)
                        ========     ========     ===========    ============

                        STRATEGIC PARTNERS, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)

                                                               From
                                                               Inception on
                                                               September 25,
                             For the Three Months Ended        1998 Through
                                      March 31,                March 31,
                                2000            1999           2000

CASH FLOWS FROM
  OPERATING ACTIVITIES

  Net loss                  $    (59,272)    $   (90,679)      $  (688,436)
  Adjustments to
   reconcile net
   loss to net cash (used)
   by operating activities:
     Common stock issued
     for services                       -         10,900           436,300
  Changes in operating
    assets and liabilities:
  Increase in accounts payable     20,717         23,400            85,363
  ncrease in accrued interest         950              -               988
                                  -------         ------            ------
       Net Cash (Used) by
       Operating Activities       (37,605)       (56,379)         (165,785)
                                  -------         ------           -------
CASH FLOWS FROM
     INVESTING ACTIVITIES               -              -                 -
                                  -------         ------           -------
CASH FLOWS FROM
      FINANCING ACTIVITIES

  Proceeds from notes
     payable                       50,500              -            55,500
  Issuance of common
     stock for cash                     -         61,000           132,700
  Stock offering costs                  -              -            (9,134)
                                  -------         ------           -------
   Net Cash Provided by
     Operating Activities          50,500         61,000           179,066
                                  -------         ------           -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS              12,895          4,621            13,281

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD               386            910                -
                                   ------          -----            ------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD        $      13,281    $     5,531       $    13,281
                                   ======          =====            ======
Cash Paid For:

  Interest                  $           -     $        -        $        -
  Income taxes              $           -     $        -        $        -

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

Strategic Partners, Inc. (a development stage company) (the Company) was organized under the laws of the State of Wyoming on September 25, 1998. The purpose of the Company is to engage in the business of investment banking. The Company has had no active operations from inception.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

b. Provision for Taxes

No provision for income taxes has been made due to the inactive status of the Company. The Company has a net operating loss carryover at March 31, 2000 of approximately $685,000 which expires in 2020. The potential tax benefit of the loss carryover has been offset by a valuation allowance of the same amount.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.  Revenue Recognition Policy

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.   Basic (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:




                                                    For the
                                              Three Months Ended
                                                   March 31,
                                            2000             1999

Net loss (numerator)             $      (59,272)    $     (90,679)
                                        --------          --------
 Weighted average shares
 outstanding (denominator)              569,000           297,516
                                        --------          --------
Basic loss per share             $        (0.10)    $       (0.30)
                                        ========          ========
Dilutive loss per share is
not presented as there are
no potentially dilutive items
outstanding.

g.  Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 -  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to earn revenues from investment banking services. Until sufficient revenues are earned to operate profitably, management intends to issue additional shares of its common stock for cash, services, or expenses paid on behalf of the Company.

NOTE 4 -  RELATED PARTY TRANSACTIONS

The Company pays rent of $900 per month on a month-to-month basis for office space in the personal residence of a related party. Rent expense for the three months ended March 31, 2000 and 1999 was $2,700 and $900, respectively.

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


NOTE 4 -  RELATED PARTY TRANSACTIONS (Continued)

The Company agreed to pay its Chief Executive Officer $7,500 per month as compensation for January through October 1999. Compensation expense associated with this agreement amounted to $22,500 for the three months ended March 31, 1999.

During October 1999, the Company signed an employment contract with its Chief Executive Officer, whereby, the Company agreed to pay him $150,000 per year for five years. Compensation expense associated with this contract amounted to $37,500 and $-0- for the three months ended March 31, 2000 and 1999, respectively.

The Company agreed to pay its Secretary $2,500 per month as compensation. Compensation expense associated with this agreement amounted to $7,500 and $7,500 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 5  - NOTE PAYABLE

On December 3, 1999, the Company signed a promissory note for $5,000. The note has a maturity date of June 3, 2000 and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $5,000 and accrued interest payable under the note amounted to $163.

On January 12, 2000, the Company signed a convertible promissory note for $3,000. The note has a maturity date of July 12, 2000 and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $3,000 and accrued interest payable under the note amounted to $65.

On January 12, 2000, the Company signed a convertible promissory note for $3,000. The note has a maturity date of July 12, 2000 and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $3,000 and accrued interest payable under the note amounted to $65.

On January 12, 2000, the Company signed a convertible promissory note for $3,000. The note has a maturity date of July 12, 2000 and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $3,000 and accrued interest payable under the note amounted to $65.

On January 21, 2000, the Company signed a convertible promissory note for $1,000. The note has a maturity date of July 21, 2000 and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $1,000 and accrued interest payable under the note amounted to $19.

On January 24, 2000, the Company signed a convertible promissory note for $12,500. The note has a maturity date of July 24, 2000 and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $12,500 and accrued interest payable under the note amounted to $229.

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


NOTE 5 -  NOTE PAYABLE (Continued)

On January 24, 2000, the Company signed a convertible promissory note for $12,500. The note has a maturity date of July 24, 2000 and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $12,500 and accrued interest payable under the note amounted to $229.

On February 10, 2000, the Company signed a convertible promissory note for $5,000. The note has a maturity date of August 10, 2000 and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $5,000 and accrued interest payable under the note amounted to $68.

On February 18, 2000, the Company signed a convertible promissory note for $2,500. The note has a maturity date of August 18, 2000 and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $2,500 and accrued interest payable under the note amounted to $29.

On March 6, 2000, the Company signed a convertible promissory note for $2,500. The note has a maturity date of September 6, 2000 and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $2,500 and accrued interest payable under the note amounted to $17.

On March 6, 2000, the Company signed a convertible promissory note for $3,000. The note has a maturity date of September 6, 2000 and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $3,000 and accrued interest payable under the note amounted to $21.

On March 6, 2000, the Company signed a convertible promissory note for $2,500. The note has a maturity date of September 6, 2000 and accrues interest at 10% per annum, unsecured. At March 31, 2000, the unpaid principal balance was $2,500 and accrued interest payable under the note amounted to $17.

NOTE 6  - ISSUANCE OF STOCK

During October 1998, the Company issued 215,000 shares of its previously authorized, but unissued, common stock for services of $215,000 (or $1.00 per share).

During October 1998, the Company issued 2,000 shares of its previously authorized, but unissued, common stock for cash of $2,000 (or $1.00 per share).

During October 1998, the Company issued 4,000 shares of its previously authorized, but unissued, common stock for cash of $2,000 and services of $2,000 (or $1.00 per share).

During October 1998, the Company issued 5,000 shares of its previously authorized, but unissued, common stock for services of $5,000 (or $1.00 per share).

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


NOTE 6 -  ISSUANCE OF STOCK (Continued)

During October 1998, the Company issued 10,000 shares of its previously authorized, but unissued, common stock for cash of $5,000 and services of $5,000 (or $1.00 per share).

During November 1998, the Company issued 6,000 shares of its previously authorized, but unissued, common stock for cash of $6,000 (or $1.00 per share).

During November 1998, the Company issued 3,000 shares of its previously authorized, but unissued, common stock for cash of $3,000 (or $1.00 per share).

During December 1998, the Company issued 5,000 shares of its previously authorized, but unissued, common stock for cash of $5,000 (or $1.00 per share).

During December 1998, the Company issued 16,000 shares of its previously authorized, but unissued, common stock for services of $16,000 (or $1.00 per share).

During January 1999, the Company issued 300 shares of its previously authorized, butunissued, common stock for services of
 $300 (or $1.00 per share).

During January 1999, the Company issued 12,500 shares of its previously authorized, but unissued, common stock for cash of $6,000 and services of $6,500 (or $1.00 per share).

During January 1999, the Company issued 20,000 shares of its previously authorized, but unissued, common stock for cash of $20,000 (or $1.00 per share).

During February 1999, the Company issued 1,000 shares of its previously authorized, but unissued, common stock for cash of $1,000 (or $1.00 per share).

During February 1999, the Company issued 2,200 shares of its previously authorized, but unissued, common stock for cash of $2,000 and services of $200 (or $1.00 per share).

During February 1999, the Company issued 2,000 shares of its previously authorized, but unissued, common stock for cash of $2,000 (or $1.00 per share).

During March 1999, the Company issued 6,400 shares of its previously authorized, but unissued, common stock for cash of $5,000 and services of $1,400 (or $1.00 per share).

During March 1999, the Company issued 27,500 shares of its previously authorized, but unissued, common stock for cash of $25,000 and services of $2,500 (or $1.00 per share).

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


NOTE 6 -  ISSUANCE OF STOCK (Continued)

During May 1999, the Company issued 1,000 shares of its previously authorized, but unissued, common stock for cash of $1,000 (or $1.00 per share).

During May 1999, the Company issued 6,000 shares of its previously authorized, but unissued, common stock for cash of $5,000 and services of $1,000 (or $1.00 per share).

During July 1999, the Company issued 2,000 shares of its previously authorized, but unissued, common stock for services of $2,000 (or $1.00 per share).

During July 1999, the Company issued 1,600 shares of its previously authorized, but unissued, common stock for services of $1,600 (or $1.00 per share).

During August 1999, the Company issued 1,000 shares of its previously authorized, but unissued, common stock for cash of $200 and services of $800 (or $1.00 per share).

During August 1999, the Company issued 1,500 shares of its previously authorized, but unissued, common stock for services of $1,500 (or $1.00 per share).

During September 1999, the Company issued 12,500 shares of its previously authorized, but unissued, common stock for cash of $12,500 (or $1.00 per share).

During October 1999, the Company issued 193,500 shares of its previously authorized, but unissued, common stock for cash of $20,000 and services of $173,500 (or $1.00 per share).

During October 1999, the Company issued 11,000 shares of its previously authorized, but unissued, common stock for cash of $10,000 and services of $1,000 (or $1.00 per share).

During October 1999, the Company issued 1,000 shares of its previously authorized, but unissued, common stock for services of $1,000 (or $1.00 per share).

Stock offering costs of $8,600 were offset to additional paid-in capital during 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We are a development stage company without significant assets or clients. We were formed to engage in the business of providing consulting services to companies with respect to finance, mergers, acquisitions, raising capital in the public markets and marketing on the internet. We registered an initial public offering consisting of 300 units at $ 2,000 per unit. This registration statement was declared effective on May 16, 2000. We are currently making this offering on a best efforts basis. The offering will be sold by our officers and directors acting as agents. There is no minimum of amount of shares that must be sold.

     There is currently no market for the shares. The termination date for the offering is August 16, 2000 unless extended. Details of this offering are set forth in the prospectus that may be obtained from our office.

     Pending conclusion of this offering we have very limited liquidity and capital resources. We have not yet begun operations except for efforts directed to obtaining approval of the initial public offering and raising investment funds.

     If we sell the maximum units that are being registered under the registration statement we will have sufficient cash to operate. If less is sold the scale of operations will be reduced. We believe that the income to be generated will be a direct result of sales effort.

     The primary goal is to have sufficient cash to employ support staff that will compliment the sales efforts of our officers and directors. With quality employees we will be able to carry out business in a profitable manner. The first milestone we hope to achieve with this offering is the raising of at least $300,000. If the maximum units are sold we will lease offices and purchase adequate equipment to facilitate full scale operations. The budget is set forth in the use of proceeds section of the prospectus.

     The second milestone is to generate income from fees of not less than $300,000 for the first year. This level of income will allow the company to continue in business and expand on this base. We have identified potential clients that will generate fee income allowing us to achieve our financial objectives.

PART II - OTHER INFORMATION

 ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 27 - Financial Data Schedule.

          (b) There were no reports filed by us on Form 8-K for the quarter ended March 31, 2000.



                     SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   STRATEGIC PARTNERS, INC.


    Dated:        07/26/2000
                   -------



By:   /s/ Frank J. Weinstock
     ---------------------------------
     Frank J. Weinstock, President,
    Director and Chief Executive Officer


By:   /s/ Gerald Bench
    ----------------------------------
    Gerald Bench, Director and Chief
    Financial Officer

[TYPE]              EX-27
[DESCRIPTION]       ART 5 FINANCIAL DATA SCHEDULE
                    FOR FIRST QUARTER 2000 10-Q

[LEGEND]  THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE CORPORATIONS FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2000, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
SUCH FINANCIAL STATEMENTS.

[MULTIPLIER]                            0
[S]                                    [C]
[PERIOD-TYPE]                           3 MOS
[FISCAL-YEAR-END]                       DEC-31
[PERIOD-END]                            MAR 31, 2000
[CASH]                             13,281
[SECURITIES]                            0
[RECEIVABLES]                           0
[ALLOWANCES]                            0
[INVENTORY]                             0
<CURRENT ASSETS>                   13,281
[PP&E]                                  0
[DEPRECIATION]                          0
<TOTAL ASSETS>                     13,281
<CURRENT LIABILITIES>             141,851
[BONDS]                                 0
[PREFERRED-MANDATORY]                   0
[PREFERRED]                             0
[COMMON]                              569
<OTHER SE>                       (129,139)
[TOTAL-LIABILITY-AND-EQUITY]      (13,281)
[SALES]                                 0
<TOTAL REVENUES>                        0
[CGS]                                   0
<TOTAL COSTS>                     (58,322)
<OTHER EXPENSES>                        0
<LOSS PROVISION>                        0
<INTEREST EXPENSE>                    950
<INCOME PRETAX>                   (59,272)
[INCOME-TAX]                      (59,272)
<INCOME CONTINUING>                     0
[DISCONTINUED]                          0
[EXTRAORDINARY]                         0
[CHANGES]                               0
<NET INCOME>                      (59,272)
[EPS-BASIC]                          (0.10)
[EPS-DILUTED]                           0