Form 10-Q
period 2000-06-30
STRATEGIC PARTNERS INC
filed 2000-08-23
CIK 1100313

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.


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

Yes         No     X

The number of common shares issued and outstanding as of June
30, 2000 was 619,500.

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

                      FINANCIAL STATEMENTS

              June 30, 2000 and December 31, 1999
                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                         Balance Sheets


                                    June 30,               December 31,
                                      2000                     1999
                                  (Unaudited)

CURRENT ASSETS

 Cash                          $      42,503              $        386
                                      ------                      ----
  Total Current Assets                42,503                       386
                                      ------                      ----
FIXED ASSETS, NET (Note 2)             1,476                         -
                                      ------                      ----

  TOTAL ASSETS                 $      43,979              $        386
                                      ======                      ====

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable-Related
   Party (Note 4)               $     82,700              $     64,646
 Accrued interest (Note 5)             2,688                        38
 Note payable (Note 5)                58,700                     5,000
                                      ------                     -----
  Total Current Liabilities          144,088                    69,684
                                     -------                    ------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.001 par
  value; 10,000,000 shares
  authorized; 619,500 and
  569,000 shares issued and
  outstanding, respectively              620                       569
 Additional paid-in capital          647,746                   559,297
 Deficit accumulated during
  the development stage             (748,475)                 (629,164)
                                    --------                   -------
  Total Stockholders' Equity
             (Deficit)              (100,109)                 (69,298)
                                    ---------                  ------
  TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY (DEFICIT)            $      43,979            $         386
                                    ========                   ======

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                                From
                                                                                Inception on
                                 For the Six             For the Three          September 25,
                                 Months Ended            Months Ended           1998 Through
                                   June 30,                 June 30,             June 30,
                               2000        1999         2000        1999           2000                        2000
REVENUES                   $    -      $       -      $      -      $       -   $      -

EXPENSES

 General and
    administrative         116,623      155,400        59,089         64,721     745,342
                           -------      -------       -------        -------     -------
(LOSS) FROM OPERATIONS     116,623     (155,400)      (59,089)       (64,721)   (745,342)
                           -------     --------       --------       -------     -------
OTHER INCOME (EXPENSE)

 Interest expense           (2,688)           -          (950)              -     (3,676)
 Miscellaneous income            -             -            -               -        543
                            ------       ------        -------        -------    --------

  Total Other Income
      (Expense)             (2,688)           -          (950)              -     (3,133)
                           -------      --------       --------        -------- ---------
NET (LOSS)             $  (119,311)     (155,400)      (60,039)      $ (64,721) (748,475)
                          ========      ========       =======         =======  ==========
BASIC (LOSS)
    PER SHARE          $     (0.21)   $    (0.49)    $   (0.10)      $   (0.19)
                          =========     ========      ========        ========

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

                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
  Statements of Stockholders' Equity (Deficit) (Continued)

                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During the
                              Cmmon Stock           Paid-In      Development
                           Shares      Amount       Capital      Stage

Balance,
 December 31, 1999        569,000     $   569     $   559,297    $  (629,164)

Common stock issued for
cash at $ 2.00 per share
May 22, 2000 (unaudited)   29,000          29          57,971              -

Common stock issued for
cash at $ 2.00 per share
May 25, 2000 (unaudited)    5,000           5           9,995              -

Common stock issued for
cash at $ 2.00 per share
June 1, 2000 (unaudited)    2,000           2           3,998              -

Common stock issued for
cash at $ 1.00 per share
June 3, 2000 (unaudited)    5,000           5           4,995              -

Common stock issued for
cash at $ 2.00 per share
June 15, 2000 (unaudited)   1,000           1           1,999              -

Common stock issued for
cash at $ 2.00 per share
June 23, 2000 (unaudited)   1,000           1           1,999              -

Common stock issued for
cash at $ 1.00 per share
June 30, 2000 (unaudited)   7,500           8           7,492

Net (loss) for the
 sixe months ended
 June 30, 2000
 (unaudited)                   -            -              -        (119,311)
                        ---------    --------       --------       ---------
Balance,
 June 30, 2000
 (unaudited)             619,500      $   620     $   647,746    $  (748,475)
                        ========     ========     ===========    ============

                        STRATEGIC PARTNERS, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)

                                                                                  From
                                                                                  Inception on
                                                                                  September 25,
                                For the Six Months      For the Three Months      1998 Through
                                   Ended June 30,          Ended June 30,         June 30,
                                 2000          1999      2000          1999       2000
CASH FLOWS FROM
  OPERATING ACTIVITIES
  Net loss                  $ (119,311)   $ (155,440)  $ (60,039)  $ (64,721)   $ (748,475)
  Adjustments to
   reconcile net
   loss to net cash (used)
   by operating activities:
     Common stock issued
     for services                     -       11,600           -       1,000       436,300
  Changes in operating
    assets and liabilities:
  Increase (decrease)in
    accounts payable             18,054       75,839      (2,663)      56,720       82,700
  Increase in accrued
    interest                      2,650            -       1,700            -        2,688
                                -------       ------      ------       ------      -------
       Net Cash (Used) by
       Operating Activities     (98,607)     (68,001)    (61,002)      (7,001)    (226,787)
                                -------       ------     -------       -------    ---------
CASH FLOWS FROM
   INVESTING ACTIVITIES

     Purchase of Fixed Assets    (1,476)            -      (1,476)          -       (1,476)
                                 -------     --------      -------     -------     --------
     Net Cash (Used) by
      Investing Activities       (1,476)            -      (1,476)          -       (1,476)
                                 -------     --------      -------      -------    --------

CASH FLOWS FROM
      FINANCING ACTIVITIES

  Proceeds from notes
     payable                     66,200              -      15,700          -        71,200
  Issuance of common
     stock for cash              76,000         67,000      76,000      6,000       208,700
  Stock offering costs                -              -           -          -        (9,134)
                                -------        -------     -------     -------       -------
   Net Cash Provided by
     Financing Activitis        142,200         67,000      91,700      6,000       270,766
                                -------        -------     -------     -------      -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS            42,117         (1,001)     29,222     (1,001)       42,503

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD             386           (910)     13,281        (910)           -
                                -------         -------    -------      -------     -------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD        $    42,503       $     91   $  42,503     $    91     $  42,503
                                =======        =======     =======     ========      =======
Cash Paid For:

  Interest                  $         -       $      -    $      -     $     -     $       -
  Income taxes              $         -       $      -    $      -     $     -     $       -


                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999


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

b. Provision for Taxes

No provision for income taxes has been made due to the inactive status of the Company. The Company has a net operating loss carryover at June 30, 2000 of approximately $ 745,000 which expires in 2020. The potential tax benefit of the loss carryover has been offset by a valuation allowance of the same amount.

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

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.   Basic (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:



                                                  For the                  For the
                                             Six Months Ended       Three Months Ended
                                                  June 30,                  June 30,
                                          2000             1999         2000        1999
                                    (Unaudited)      (Unaudited)  (Unaudited)      (Unaudited)
Net loss (numerator)             $    (119,311)    $   (155,400)  $  (60,039)    $    (64,721)

 Weighted average shares
 outstanding (denominator)             577,385          319,493      588,769          341,230
                                      --------         --------      -------         --------
Basic loss per share             $       (0.21)     $     (0.49)  $    (0.10)    $     (0.19)
                                      ========         ========      =======         ========

Dilutive loss per share is not presented as there are no potentially dilutive items outstanding.


g. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of th4e assets are expensed as incurred. Depreciation of property and equipment is determined using the straight line method over the useful lives, primarily from 5 to 7 years. Property and equipment consisted of the following at:

                                       June 30,        December 31
                                         2000              1999

           Office equipment          $    1,476        $         -
                                         ------             ------
                                     $    1,476        $         -
                                         ======             ======

Depreciation expense for the six months ended June 30, 2000 and for the year ended December 31, 1999 was $ 0 and $ 0, respectively.

h.  Unaudited Financial Statements

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

NOTE 4 -  RELATED PARTY TRANSACTIONS

Office Space

The Company pays rent of $900 per month on a month-to-month basis for office space in the personal residence of a related party. Rent expense for the six months ended June 30, 2000 and 1999 was $5,400 and $5,400, respectively.

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999


NOTE 4 -  RELATED PARTY TRANSACTIONS (Continued)

Accounts Payable

Accounts payable cconsits of unpaid consulting expenses for Chief
Executive Officer in the amount of $ 80,000 and rent for office space in the amount of $ 2,700 at June 30, 2000.

Employment Agreements

The Company agreed to pay its Chief Executive Officer $7,500 per month as compensation for January through October 1999. Compensation expense associated with this agreement amounted to $45,000 for the six months ended June 30, 1999.

During October 1999, the Company signed an employment contract with its Chief Executive Officer, whereby, the Company agreed to pay him $150,000 per year for five years. Compensation expense associated with this contract amounted to $75,000 and $-0- for the six months ended June 30, 2000 and 1999, respectively.

The Company agreed to pay its Secretary $2,500 per month as compensation. Compensation expense associated with this agreement amounted to $15,000 and $15,000 for the six months ended June 30, 2000 and 1999, respectively.

NOTE 5  - NOTE PAYABLE

On December 3, 1999, the Company signed a promissory note for $5,000. The note has a maturity date of June 3, 2000 and accrues interest at 10% per annum, unsecured. During June, 2000, the holder of the note elected to convert the principal amount of $ 5,000 to 5,000 shares of common stock.

On January 12, 2000, the Company signed a convertible promissory note for $3,000. The note has a maturity date of July 12, 2000 and accrues interest at 10% per annum, unsecured. At June 30, 2000, the unpaid principal balance was $3,000 and accrued interest payable under the note amounted to $140.

On January 12, 2000, the Company signed a convertible promissory note for $3,000. The note has a maturity date of July 12, 2000 and accrues interest at 10% per annum, unsecured. At July 30, 2000, the unpaid principal balance was $3,000 and accrued interest payable under the note amounted to $140.

On January 12, 2000, the Company signed a convertible promissory note for $3,000. The note has a maturity date of July 12, 2000 and accrues interest at 10% per annum, unsecured. At June 30, 2000, the unpaid principal balance was $3,000 and accrued interest payable under the note amounted to $140.

On January 21, 2000, the Company signed a convertible promissory note for $1,000. The note has a maturity date of July 21, 2000 and accrues interest at 10% per annum, unsecured. At June 30, 2000, the unpaid principal balance was $1,000 and accrued interest payable under the note amounted to $44.

On January 24, 2000, the Company signed a convertible promissory note for $12,500. The note has a maturity date of July 24, 2000 and accrues interest at 10% per annum, unsecured. At June 30, 2000, the unpaid principal balance was $12,500 and accrued interest payable under the note amounted to $541.

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999


NOTE 5 -  NOTE PAYABLE (Continued)

On January 24, 2000, the Company signed a convertible promissory note for $12,500. The note has a maturity date of July 24, 2000 and accrues interest at 10% per annum, unsecured. At June 30, 2000, the unpaid principal balance was $12,500 and accrued interest payable under the note amounted to $541.

On February 10, 2000, the Company signed a convertible promissory note for $5,000. The note has a maturity date of August 10, 2000 and accrues interest at 10% per annum, unsecured. During June 2000, the holder of the note elected to convert the principal amount of $ 5,000 to 5,000 shares of common stock.

On February 18, 2000, the Company signed a convertible promissory note for $2,500. The note has a maturity date of August 18, 2000 and accrues interest at 10% per annum, unsecured. During June, 2000 the holder of the note elected to convert the principal amount of $2,500 to 2,500 shares of common stock.

On March 6, 2000, the Company signed a convertible promissory note for $2,500. The note has a maturity date of September 6, 2000 and accrues interest at 10% per annum, unsecured. At June 30, 2000, the unpaid principal balance was $2,500 and accrued interest payable under the note amounted to $79.

On March 6, 2000, the Company signed a convertible promissory note for $3,000. The note has a maturity date of September 6, 2000 and accrues interest at 10% per annum, unsecured. At June 30, 2000, the unpaid principal balance was $3,000 and accrued interest payable under the note amounted to $95.

On March 6, 2000, the Company signed a convertible promissory note for $2,500. The note has a maturity date of September 6, 2000 and accrues interest at 10% per annum, unsecured. At June 30, 2000, the unpaid principal balance was $2,500 and accrued interest payable under the note amounted to $79.

On April 12, 2000, the Company signed a convertible promissory note for $700. The note has a maturity date of October 12, 2000 and accrues interest at 10% per annum, unsecured. At June 30, 2000, the unpaid principal balance was $700 and accured interest payable under the note amounted to $54.

On April 18, 2000, the Company signed a convertible promissory note for $15,000. The note has a maturity date of October 18, 2000 and accrues interest at 10% per annum, unsecured. At June 30, 2000, the unpaid principal balance was $15,000 and accured interest payable under the note amounted to #300.


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

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999


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

During January 1999, the Company issued 300 shares of its previously authorized, but unissued, common stock for services of $300 (or $1.00 per share).

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

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999


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

During May and June 2000, the Company issued 38,000 shares of its previously authorized, but unissued, common stock for cash of $76,000 (or $2.00 per share)(unaudited).

During June 2000, the Company issued 12,500 shares of its previously authorized, but unissued, common stock for convertible debt of $12,500 (or $1.00 per share)(unaudited).

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

PART II - OTHER INFORMATION

 ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 27 - Financial Data Schedule.

          (b) There were no reports filed by us on Form 8-K for the quarter ended June 30, 2000.



                     SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   STRATEGIC PARTNERS, INC.


    Dated:        08/16/2000
                   -------



By:   /s/ Frank J. Weinstock
     ---------------------------------
     Frank J. Weinstock, President,
    Director and Chief Executive Officer


By:   /s/ Gerald Bench
    ----------------------------------
    Gerald Bench, Director and Chief
    Financial Officer

[TYPE]              EX-27
[DESCRIPTION]       ART 5 FINANCIAL DATA SCHEDULE
                    FOR SECOND QUARTER 2000 10-Q

[LEGEND]  THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE CORPORATIONS FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2000, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
SUCH FINANCIAL STATEMENTS.

[MULTIPLIER]                            0
[S]                                    [C]
[PERIOD-TYPE]                           6 MOS
[FISCAL-YEAR-END]                       DEC-31
[PERIOD-END]                            JUN 30, 2000
[CASH]                             42,503
[SECURITIES]                            0
[RECEIVABLES]                           0
[ALLOWANCES]                            0
[INVENTORY]                             0
<CURRENT ASSETS>                   42,503
[PP&E]                              1.476
[DEPRECIATION]                          0
<TOTAL ASSETS>                     43,979
<CURRENT LIABILITIES>             144,088
[BONDS]                                 0
[PREFERRED-MANDATORY]                   0
[PREFERRED]                             0
[COMMON]                              620
<OTHER SE>                       (100,729)
[TOTAL-LIABILITY-AND-EQUITY]      (43,979)
[SALES]                                 0
<TOTAL REVENUES>                        0
[CGS]                                   0
<TOTAL COSTS>                    (116,623)
<OTHER EXPENSES>                    2,688
<LOSS PROVISION>                        0
<INTEREST EXPENSE>                  2,688
<INCOME PRETAX>                  (119,311)
[INCOME-TAX]                            0
<INCOME CONTINUING>              (119,311)
[DISCONTINUED]                          0
[EXTRAORDINARY]                         0
[CHANGES]                               0
<NET INCOME>                     (119,311)
[EPS-BASIC]                       (0.21)
[EPS-DILUTED]                       (0.21)