Form 10-Q
period 2000-09-30
STRATEGIC PARTNERS INC
filed 2000-11-21
CIK 1100313

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPT. 30, 2000.


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

                      FINANCIAL STATEMENTS

           September 30, 2000 and December 31, 1999
                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                         Balance Sheets


                                 September 30,               December 31,
                                      2000                     1999
                                  (Unaudited)

CURRENT ASSETS

 Cash                          $      18,965              $        386
                                      ------                      ----
  Total Current Assets                18,965                       386
                                      ------                      ----
FIXED ASSETS, NET (Note 2)             1,402                         -
                                      ------                      ----
  TOTAL ASSETS                 $      20,367              $        386
                                      ======                      ====

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable-Related
   Party (Note 4)               $     93,905              $     64,646
 Accrued interest (Note 5)             3,553                        38
 Note payable (Note 5)                     -                     5,000
                                      ------                     -----
  Total Current Liabilities           97,458                    69,684
                                     -------                    ------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.001 par
  value; 10,000,000 shares
  authorized; 620,200 and
  569,000 shares issued and
  outstanding, respectively              690                       569
 Additional paid-in capital          730,376                   559,297
 Deficit accumulated during
  the development stage             (808,157)                 (629,164)
                                    --------                   -------
  Total Stockholders' Equity
             (Deficit)               (77,091)                  (69,298)
                                    ---------                   ------
  TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY (DEFICIT)            $      20,367            $         386
                                    ========                   ======

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                            From
                                                                            Inception on
                          For the Nine            For the Three             September 25,
                          Months Ended             Months Ended             1998 Through
                          September 30,            September 30,            September 30,
                        2000        1999         2000        1999           2000
REVENUES              $    -     $       -      $      -     $       -   $        -

EXPENSES

 General and
    administrative   175,440       180,684        58,817        25,284       804,159
                     -------       -------       -------       -------       -------
(LOSS) FROM
    OPERATIONS      (175,440)     (180,684)      (58,817)      (25,284)     (804,159)

                     -------      --------      --------       -------       -------
OTHER INCOME (EXPENSE)

  Interest expense    (3,553)           -          (865)             -         (4,541)
  Miscellaneous
      income               -            -             -              -            543
                      ------       ------       -------        -------       -------

  Total Other Income
      (Expense)       (3,553)           -          (865)             -         (3,998)
                     -------     --------      --------        -------       ---------
NET (LOSS)       $  (178,993)  $ (180,684)    $ (59,682)     $ (25,284)   $ (808,157)
                    ========     ========       =======        =======         =========
BASIC (LOSS)
    PER SHARE    $     (0.30)  $   (0.55)     $   (0.09)     $  (0.07)
                   =========    ========       ========       ========

                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)

                                                                  Deficit
                                                                  Accumulated
                                                   Additional     During the
                                 Common Stock      Paid-In        Development
                              Shares      Amount   Capital        Stage

At Inception on
September 25, 1998               -     $     -    $      -     $       -

Common stock issued
for services at $1.00 per
share, October 9, 1998     215,000         215     214,785             -

Common stock issued
for cash at $1.00 per
share, October 12, 1998      2,000           2       1,998             -

Common stock issued
for cash and services at
$1.00 per share,
October 13, 1998             4,000           4       3,996             -

Common stock issued
for services at $1.00 per
share, October 19, 1998     5,000           5       4,995             -

Common stock issued
for cash and  services at
$1.00 per share,
October 30, 1998            10,000          10       9,990             -

Common stock issued
for cash at $1.00 per
share, November 17, 1998     6,000           6       5,994             -

Common stock issued
for cash at $1.00 per
share, November 24, 1998     3,000           3       2,997             -

Common stock issued for
cash, services and
expenses at $1.00 per
share, December 8, 1998    21,000          21      20,979              -

Less stock offering costs         -           -        (534)           -

Net (loss) for the period
ended December 31, 1998          -           -           -      (264,556)
                            ------      ------      ------       -------
Balance, Dec. 31, 1998     266,000         266     265,200      (264,556)




Common stock issued
for expenses at $1.00 per
share, January 5, 1999         300           -        300              -

Common stock issued for
cash and  services at
$1.00 per share,
January 16, 1999            12,500          13     12,487              -

Common stock issued
for cash at $1.00 per
share, January 20, 1999     20,000          20     19,980              -

Common stock issued
for cash at $1.00 per
share, February 3, 1999      1,000           1        999              -

Common stock issued
for cash at $1.00 per
share, February 15, 1999     2,200           2      2,198                 -
                           --------     -------    -------          --------
Balance Forward             302,000     $   302 $  301,164      $  (264,556)

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

                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
  Statements of Stockholders' Equity (Deficit) (Continued)

                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During the
                              Cmmon Stock           Paid-In      Development
                           Shares      Amount       Capital      Stage

Balance,
December 31, 1999        569,000     $   569     $   559,297    $  (629,164)

Common stock issued for
cash at $ 2.00 per share
May 22, 2000 (unaudited)   29,000          29          57,971              -

Common stock issued for
cash at $ 2.00 per share
May 25, 2000 (unaudited)    5,000           5           9,995              -

Common stock issued for
cash at $ 2.00 per share
June 1, 2000 (unaudited)    2,000           2           3,998              -

Common stock issued for
cash at $ 1.00 per share
June 3, 2000 (unaudited)    5,000           5           4,995              -

Common stock issued for
cash at $ 2.00 per share
June 15, 2000 (unaudited)   1,000           1           1,999              -

Common stock issued for
cash at $ 2.00 per share
June 23, 2000 (unaudited)   1,000           1           1,999              -

Common stock issued for
debt at  $1.00 per share
June 30, 2000 (unaudited)   7,500           8           7,492              -

Common stock issued for
debt at $1.00 per share
July 19, 2000 (unaudited)   2,500           2           2,498              -

Common stock issued for
services at $2.00 per share
July 19, 2000 (unaudited)     500           1             999              -

Common stock issued for
cash at $2.00  per share
July 24, 2000 (unaudited)   2,000           2           3,998              -


Common stock issued for
debt at $1.00 per share
July 31, 2000 (unaudited)  12,500          12          12,488              -


Common stock issued for
debt at $1.00 per share
August 2, 2000 (unaudited)  6,000           6           5,994              -


Common stock issued for
debt at $1.00 per share
August 3, 2000 (unaudited)  6,000           6           5,994              -


Common stock issued for
cash at $2.00 per share
August 30, 2000 (unaudited) 1,000           1           1,999              -


Common stock issued for
debt at $1.00 per share
Sept. 1, 2000 (unaudited)  13,200          13          13,187              -


Common stock issued for
debt at $1.00 per share
Sept. 16, 2000 (unaudited) 15,000          15          14,985              -


Common stock issued for
cash at $2.00 per share
Sept. 20, 2000 (unaudited)  5,000           5           9,995              -


Common stock issued for
cash at $2.00 per share
Sept.27, 2000 (unaudited)   3,000           3           5,997              -


Common stock issued for
services at $2.00 per share
Sept. 28, 2000 (unaudited)    500           1             999              -

Common stock issued for
debt at $1.00 per share
Sept. 29, 2000 (unaudited)  2,500           2           2,498              -


Common stock issued for
debt at $1.00 per share
Sept. 30, 2000 (unaudited)  1,000            1            999              -


Net (loss) for the ninemonths ended  September
30, 2000 (unaudited)            -            -              -       (178,993)
                         --------     --------    -----------      ----------
Balance, September
30, 2000 (unaudited)      690,200     $    690   $    730,376  $    (808,157)
                         ========     ========     ===========     ==========

                        STRATEGIC PARTNERS, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)


                                                                               From
                                                                               Inception
                                                                             Sept. 25, 1998
                                For the Nine Months      For the Three Months  Through
                                   Ended Sept. 30,          Ended Sept. 30,    Sept. 30,
                                 2000          1999      2000          1999    2000
CASH FLOWS FROM
  OPERATING ACTIVITIES
  Net loss                 $ (178,993)   $ (180,664)  $ (59,682)  $ (25,284) $ (808,157)
  Adjustments to
   reconcile net
   loss to net cash (used)
   by operating activities:
     Depreciation                  74             -          74           -          74
  Common stock issued
     for services               2,000        17,800       2,000       5,900     438,300
  Changes in operating
    assets and liabilities:
  Increase (decrease)in
    accounts payable           29,259        85,772      11,205      10,041      93,905

  Increase in accrued
    interest                    3,515             -         865           -       3,553
                              -------        ------      ------      ------     -------
    Net Cash (Used) by
    Operating Activities     (144,145)      (77,162)    (45,538)     (9,343)   (272,325)
                              -------        ------     -------      -------   ---------
CASH FLOWS FROM
  INVESTING ACTIVITIES

  Purchase of Fixed Assets    (1,476)             -            -          -      (1,476)

                              -------      --------      -------     -------    --------
   Net Cash (Used) by
   Investing Activities       (1,476)             -            -          -      (1,476)
                              -------      --------      -------     -------    --------

CASH FLOWS FROM
      FINANCING ACTIVITIES

  Proceeds from notes
     payable                   66,200            -             -          -       71,200
  Issuance of common
     stock for cash            98,000       79,700        22,000     12,700      230,700
  Stock offering costs              -            -             -          -       (9,134)
                              -------      -------       -------    -------      -------
  Net Cash Provided by
    Financing Activitis       164,200       79,700        22,000     12,700      292,766
                              -------      -------       -------    -------      -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS          18,579        2,538       (23,538)     3,357       18,965

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD           386          910        42,503         91           -
                              -------      -------       -------    -------      -------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD      $    18,965       $  3,448   $ 18,965     $ 3,448   $   18,965
                              =======        =======    =======    ========     =======
Cash Paid For:

  Interest                $         -       $      -    $     -     $     -   $       -

  Income taxes            $         -       $      -    $     -     $     -   $       -


NON-CASH FINANCING
  ACTIVITIES

   Common Stock Issued
   for conversion of debt      71,200              -     12,500           -      71,200
    Common Stock Issued
     for services               2,000         17,800      2,000       5,900     438,300











                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
           September 30, 2000 and December 31, 1999


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

b. Provision for Taxes

No provision for income taxes has been made due to the inactive status of the Company. The Company has a net operating loss carryover at September 30, 2000 of approximately $ 800,000 which expires in 2020. The potential tax benefit of the loss carryover has been offset by a valuation allowance of the same amount.

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

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 2000 and December 31, 1999


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.   Basic (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:



                                         For the                  For the

                                    Nine Months Ended       Three Months Ended
                                      September 30,             September 30,

                                  2000            1999      2000            1999
                            (Unaudited)      (Unaudited)  (Unaudited)     (Unaudited)

Net loss (numerator)      $    (178,993)   $   (180,684)  $  (59,682)     $  (25,284)

 Weighted average shares
 outstanding (denominator)      600,671         330,110      652,079         350,998
                               --------        --------      -------         --------
Basic loss per share        $    (0.30)       $   (0.55)   $   (0.09)     $  (0.07)
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


g. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of th4e assets are expensed as incurred. Depreciation of property and equipment is determined using the straight line method over the useful lives, primarily from 5 to 7 years. Property and equipment consisted of the following at:

                                    September 30,        December 31
                                         2000              1999

        Office equipment              $    1,476        $         -
        Accumulated depreciation             (74)                 -
                                          ------             ------
                                     $     1,402        $         -
                                          ======             ======

Depreciation expense for the nine months ended September 30, 2000 and for the year ended December 31, 1999 was $ 74 and $ 0, respectively.

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

NOTE 4 -  RELATED PARTY TRANSACTIONS

Office Space

The Company pays rent of $900 per month on a month-to-month basis for office space in the personal residence of a related party. Rent expense for the nine months ended September 30, 2000 and 1999 was $ 8,100 and $ 8,100, respectively.

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
           September 30, 2000 and December 31, 1999


NOTE 4 -  RELATED PARTY TRANSACTIONS (Continued)

Accounts Payable

Accounts payable cconsits of unpaid consulting expenses for Chief
Executive Officer in the amount of $ 90,000 and rent for office space in the amount of $ 2,700 at September 30, 2000.

Employment Agreements

The Company agreed to pay its Chief Executive Officer $7,500 per month as compensation for January through October 1999. Compensation expense associated with this agreement amounted to $ 67,500 for the nine months ended September 30, 1999.

During October 1999, the Company signed an employment contract with its Chief Executive Officer, whereby, the Company agreed to pay him $150,000 per year for five years. Compensation expense associated with this contract amounted to $ 112,500 and $-0- for the nine months ended September 30, 2000 and 1999, respectively.

The Company agreed to pay its Secretary $2,500 per month as compensation. Compensation expense associated with this agreement amounted to $ 22,500 and $ 22,500 for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 5  - NOTE PAYABLE

On December 3, 1999, the Company signed a promissory note for $5,000. The note has a maturity date of June 3, 2000 and accrues interest at 10% per annum, unsecured. During June, 2000, the holder of the note elected to convert the principal amount of $ 5,000 to 5,000 shares of common stock.

On January 12, 2000, the Company signed a convertible promissory note for $ 3,000. The note has a maturity date of July 12, 2000 and accrues interest at 10% per annum, unsecured. During August, 2000, the holder of the note elected to convert the principal amount of $3,000 to 3,000 shares of common stock.

On January 12, 2000, the Company signed a convertible promissory note for $3,000. The note has a maturity date of July 12, 2000 and accrues interest at 10% per annum, unsecured. During August, 2000, the holder of the note elected to convert the principal amount of $3,000 to 3,000 shares of common stock.

On January 12, 2000, the Company signed a convertible promissory note for $3,000. The note has a maturity date of July 12, 2000 and accrues interest at 10% per annum, unsecured. During August, 2000, the holder of the note elected to convert the principal amount of $3,000 to 3,000 shares of common stock.

On January 21, 2000, the Company signed a convertible promissory note for $1,000. The note has a maturity date of July 21, 2000 and accrues interest at 10% per annum, unsecured. During September, 2000, the holder of the note elected to convert the principal amount of $3,000 to 3,000 shares of common stock.

On January 24, 2000, the Company signed a convertible promissory note for $12,500. The note has a maturity date of July 24, 2000 and accrues interest at 10% per annum, unsecured. During September, 2000, the holder of the note elected to convert the principal amount of $ 12,500 to 12,500 shares of common stock.

                 STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999


NOTE 5 -  NOTE PAYABLE (Continued)

On January 24, 2000, the Company signed a convertible promissory note for $12,500. The note has a maturity date of July 24, 2000 and accrues interest at 10% per annum, unsecured. During September, 2000, the holder of the note elected to convert the principal amount of $ 12,500 to 12,500 shares of common stock.

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

On March 6, 2000, the Company signed a convertible promissory note for $2,500. The note has a maturity date of September 6, 2000 and accrues interest at 10% per annum, unsecured. During July, 2000, the holder of the note elected to convert the principal amount of $ 2,000 to 2,000 shares of common stock.

On March 6, 2000, the Company signed a convertible promissory note for $3,000. The note has a maturity date of September 6, 2000 and accrues interest at 10% per annum, unsecured. During September, 2000, the holder of the note elected to convert the principal amount of $ 3,000 to 3,000 shares of common stock.

On March 6, 2000, the Company signed a convertible promissory note for $2,500. The note has a maturity date of September 6, 2000 and accrues interest at 10% per annum, unsecured. During September, 2000, the holder of the note elected to convert the principal amount of $ 2,500 to 2,500 shares of common stock.

On April 12, 2000, the Company signed a convertible promissory note for $700. The note has a maturity date of October 12, 2000 and accrues interest at 10% per annum, unsecured. During September, 2000, the holder of the note elected to convert the principal amount of $ 700 to 700 shares of common stock.

On April 18, 2000, the Company signed a convertible promissory note for $15,000. The note has a maturity date of October 18, 2000 and accrues interest at 10% per annum, unsecured. During September, 2000, the holder of the note elected to convert the principal amount of $ 15,000 to 15,000 shares of common stock.


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

During July 2000, the Company issued 2,500 shares of its previously authorized, but unissued, common stock for convertible debt of $2,500 (or $1.00 per share).

During July 2000, the Company issued 2,000 shares of its previously authorized, but unissued, common stock for convertible cash of $4,000 (or $2.00 per share).

During July 2000, the Company issued 12,500 shares of its previously authorized, but unissued, common stock for debt of $12,500 (or $1.00 per share).

During July 2000, the Company issued 500 shares of its previously authorized, but unissued, common stock for services of $1,000 (or $2.00 per share).

During August 2000, the Company issued 6,000 shares of its previously authorized, but unissued, common stock for convertible debt of $6,000 (or $1.00 per share).

During August 2000, the Company issued 6,000 shares of its previously authorized, but unissued, common stock for convertible debt of $6,000 (or $1.00 per share).

During August 2000, the Company issued 1,000 shares of its previously authorized, but unissued, common stock for cash of $2,000
(or $2.00 per share).

During September 2000, the Company issued 13,200 shares of its previously authorized, but unissued, common stock for convertible debt of $13,200 (or $1.00 per share).

During September 2000, the Company issued 15,000 shares of its previously authorized, but unissued, common stock for convertible debt of $15,000 (or $1.00 per share).

During September 2000, the Company issued 5,000 shares of its previously authorized, but unissued, common stock for cash of $10,000 (or $2.00 per share).

During September 2000, the Company issued 3,000 shares of its previously authorized, but unissued, common stock for cash of $6,000 (or $2.00 per share).

During September 2000, the Company issued 2,500 shares of its previously authorized, but unissued, common stock for convertible debt of $2,500 (or $1.00 per share).

During September 2000, the Company issued 1,000 shares of its previously authorized, but unissued, common stock for convertible debt of $1,000 (or $1.00 per share).

During September 2000, the Company issued 500 shares of its previously authorized, but unissued, common stock for services of $1,000 (or $2.00 per share).

NOTE 7 -  SUBSEQUENT EVENTS

During October and November 2000, the Company issued 29,000 shares of its previously authorized, but unissued, common stock for cash of $58,000.


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

     There is currently no market for the shares. The Company filed a new SB-2 Registration for 200,000 shares remaining of the original offfering on November 15, 2000. Details of this offering will be set forth in the prospectus similar to the original prospectus. Once effective copies may be obtained from our office.

     Pending conclusion of this offering we have limited liquidity and capital resources. We have not yet begun operations except for efforts directed to obtaining approval of the initial public offering and raising investment funds.

     If we sell the maximum units that are being registered under the registration statement we will have sufficient cash to operate. If less is sold the scale of operations will be reduced. We believe that the income to be generated will be a direct result of our sales efforts.

     The primary goal is to have sufficient cash to employ support staff that will compliment the sales efforts of our officers and directors. With quality employees we will carry out business in a profitable manner. The first milestone we hope to achieve with this offering is the raising of at least $300,000. When the maximum units are sold we will lease offices and purchase adequate equipment to facilitate full scale operations. The budget is set forth in the use of proceeds section of the prospectus.

     The second milestone is to generate income from fees of not less than $250,000. This level of income will allow the company to continue in business and expand.
We have identified potential clients that will generate fee income allowing us to achieve our financial objectives.

PART II - OTHER INFORMATION

 ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 27 - Financial Data Schedule.
          (b) There were no reports filed by us on Form 8-K for the quarter ended September 30, 2000.

[TYPE]              EX-27
[DESCRIPTION]       ART 5 FINANCIAL DATA SCHEDULE
                    FOR THIRD QUARTER 2000 10-Q

[LEGEND]  THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE CORPORATIONS FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2000, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER]                            0
[S]                                    [C]
[PERIOD-TYPE]                           9 MOS
[FISCAL-YEAR-END]                       DEC. 31, 1999
[PERIOD-END]                            SEPT. 30, 2000
[CASH]                             18,695
[SECURITIES]                            0
[RECEIVABLES]                           0
[ALLOWANCES]                            0
[INVENTORY]                             0
<CURRENT ASSETS>                   18,695
[PP&E]                              1,476
[DEPRECIATION]                         74
<TOTAL ASSETS>                     20,367
<CURRENT LIABILITIES>              97,458
[BONDS]                                 0
[PREFERRED-MANDATORY]                   0
[PREFERRED]                             0
[COMMON]                              690
<OTHER SE>                        (77,781)
[TOTAL-LIABILITY-AND-EQUITY]      (20,367)
[SALES]                                 0
<TOTAL REVENUES>                        0
[CGS]                                   0
<TOTAL COSTS>                    (175,440)
<OTHER EXPENSES>                    3,553
<LOSS PROVISION>                        0
<INTEREST EXPENSE>                  3,553
<INCOME PRETAX>                  (178,993)
[INCOME-TAX]                            0
<INCOME CONTINUING>              (178,993)
[DISCONTINUED]                          0
[EXTRAORDINARY]                         0
[CHANGES]                               0
<NET INCOME>                     (178,993)
[EPS-BASIC]                       (0.30)
[EPS-DILUTED]                       (0.30)

                     SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   STRATEGIC PARTNERS, INC.


    Dated:       11/16/2000
                   -------



By:   /s/ Frank J. Weinstock
     ---------------------------------
     Frank J. Weinstock, President,
    Director, Chief Executive Officer
    and Chief Financial Officer