Form 10KSB
period 2000-12-31
STRATEGIC PARTNERS INC
filed 2001-04-17
CIK 1100313

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                          FORM 10-KSB

              [X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31,2000


                           Commission file no. 333-95485

                              STRATEGIC PARTNERS, INC.




              A Wyoming Corporation           EIN: 77-0494696

                              3525 Sunset Lane
                            Oxnard, Calif. 93035

              Telephone: 805-984-0821    Fax: 805-984-2764

          Securities registered pursuant to section 12(g)of the Act:

                           Common stock


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

     Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold. Not applicable as stock is not trading as of the date of this report.

     The number of issued and outstanding common shares of the registrant
as of December 31, 2000 was 768,000.                 .

PART I

Item 1. Business.

  Description of Business.

       Strategic Partners, Inc. was created to provide wide ranging financial services to successful private companies who are considering the public equity market as a means of enhancing their expansion and growth. The officers and directors of the Company have over 50 years experience in equity financing and the public stock markets. With the continuing consolidation of national brokerage organizations and investment banking institutions access to the equity markets is limited to only the largest multinational corporations.

    Small successful private companies which could utilize equity capital to produce and accelerate earnings are excluded from the major firms because of their size. Their relatively small capital requirements do not qualify them for traditional entry into the national equity markets. This exclusion from the nation's equity markets stifles the expansion and potential growth of many emerging companies who may have outstanding internal growth rates and profitability but are being eliminated by fear of market conditions.
Strategic Partners, Inc. shows companies the means by which they can access investment capital. The Company will provide professional advice to the principals of these companies as to the proper procedure for taking advantage of the potential benefits while avoiding the inherent risks of the equity marketplace.

        Strategic Partners, Inc. is establishing a national network of broker-dealers, market makers, venture capitalists and investors interested in assisting well managed companies to access the equity markets and attain greater success. In addition the Company is developing skills in using the power of the internet as a way of communicating investment opportunities to millions of potential investors.

   This network will consist of representatives from regional brokerage houses and individual accredited investors who share the Company's belief that the equity marketplace can provide a significant benefit to emerging companies which have a successful history of operations but need additional capital to achieve their true potential. The Company will provide an interface between this network and the companies seeking access to the national equity markets. Many companies who could benefit from access to capital sources have no idea of how to gain acceptance be effective once operating in the equity market place.

    Many companies are unaware of the new opportunities available every day for accessing investment capital by use of the internet. The Company was organized to provide businesses with competent and professional advice on the equity market place and assist those companies in benefitting from access to that resource. The Company intends to engage in the business of investment banking. This business will consist of services to clients for fees. The Company intends to provide services to clients who are planning on becoming public companies either through initial public offerings or mergers with existing public companies.

    The Company will develop relationships with ongoing financial organizations, in addition to marketing a unique concept on the internet and will charge fees for other services rendered. The Company has established a Company website that will advertise the existence of the Company and the services it will provide. The Company has registered the domain name "strategic-partners-inc.com" for this purpose. The Company intends to solicit business through referrals by existing persons or entities known personally to the officers and directors of the Company.

    The Company will initially be at a competitive disadvantage as it is a new company and has no track record of providing such services to business clients. The directors of the Company have individually and collectively extensive years of operating history with an impressive track record of being success oriented in the financial marketplace. The expertise, skills and talents of these individuals will help to create a stronger and healthier Company during it's embryonic development stages. There are many firms engaged in the same business who are larger, more well established and who have a base of existing clients and referral sources. The Company intends to compete against these other businesses by offering high quality services at competitive prices.

        Client fees earned by the Company will be predicated upon performance. Providing capital resources to assist companies in obtaining funds by which to conduct business operations will be a primary function. In such cases, until the Company produces the desired result, it will be required to pay its operating overhead. The time to achieve such a revenue stream will vary. The Company expects to begin generating cash flow between three to nine months from the conclusion of this offering. The Company will use written agreements to contract for its services and will collect a portion of its fees in advance to alleviate collection problems. Initially, until a track record is established, it is likely that the Company will engage in selective activities involving only a few clients.

    The Company will use the experience of its officers and directors to screen prospective clients so that management's time will be devoted to those projects where there is a high likelihood of success. The Company has entered into a five year management contract with Frank J. Weinstock the President. This will help insure that the services of Mr. Weinstock will be available on a long term basis. The Company intends to build a strong and reputable organization employing proven professionals capable of servicing all components of the Company's business. It will be difficult to obtain the services of other professionals until the Company reaches the point of having sufficient income to offer competitive salaries and benefits to qualified persons.

      There is no governmental regulation of the investment banking industry and thus no governmental approvals are needed to engage in business. The services of the Company will initially be limited to advice and analysis of a client's position relative to its chances of success in the public market. The Company knows of no plans to regulate the dispensing of business advice to clients in the area of finance and structure of offerings to the public by its clients.

      During its initial stages the Company raised money from private investors for operations. The Company has engaged in extensive research in the last 18 months to assemble a business strategy enabling the Company to stay abreast of changes occurring in the public markets and assessing the impact of the internet on the securities business.

      The Company presently employs two persons on a full time basis, the President Frank J. Weinstock and the Secretary, Trish R. Francis. There are no other current employees.


 Item 2. Properties.

   Description of Property.

           The Company does not own any material property. It leases its current office on a month to month basis from Valley N' Shores at the rate of $ 1,100 per month. Prior to December 31, 2000 the rental was $ 900 per month. The President, Mr. Weinstock owns office furniture, telephones, computers and fax and other related equipment which he allows the Company to use at no cost.


 Item 3. Legal Proceedings.

      There are no legal proceedings pending against or by the Company.

 Item 4. Submissions of Matters to a Vote of Security Holders.

 . No matters were submitted to the shareholders during the fiscal year ending December 31, 2000.



 PART II.

 Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters.

   (a) There is no established public trading market for our common shares

   (b) The approximate number of holders of our common stock at 12/31/2000 is 200.

   (c) The Company has paid no cash dividends on its common stock in the past two fiscal years.



 Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


 LIQUIDITY AND CAPITAL RESOURCES

   The Company is a development-stage enterprise and has had minimal revenue to date. The Company remains dependent on continued sales of common stock to fund overhead costs. In the fiscal year ended December 31, 2000 the Company received proceeds for the sale of common stock of of $ 189,513 net of issuance costs.

   Additional sources of liquidity in the next fiscal year are expected to be fees from the Company's investment banking activities.


 RESULTS OF OPERATIONS

   For the fiscal years ended December 31, 2000 and 1999 the Company had operating losses of $328,583 and $ 364,608, respectively. There was no revenue recorded during this period.


 Item 7.   Financial Statements and Supplementary Data.


                     STRATEGIC PARTNERS, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        December 31, 2000


                   C O N T E N T S


 Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . F 3

 Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F 4

 Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . F 5

 Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . . . F 6

 Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . .  F 10

 Notes to the Financial Statements. . . . . . . . . . . . . . . . . .  F 12





                   INDEPENDENT AUDITORS' REPORT


 Directors and Stockholders
 Strategic Partners, Inc.
 (A Development State Company)
 Oxnard, California

 We have audited the accompanying balance sheet of Strategic Partners, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and from inception on September 25, 1998 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Partners, Inc. (a development stage company) at December 31,
 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from inception on September 25, 1998 through December 31, 2000 in conformity with generally accepted accounting principles.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company is in the development stage and has limited assets, limited working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



 HJ & Associates, LLC
 Salt Lake City, Utah
 March 20, 2001


                                     F 3

                     STRATEGIC PARTNERS, INC.
                  (A Development Stage Company)



                          Balance Sheets


                                                 December 31,
                                                     2000

 CURRENT ASSETS

  Cash                                    $        67,952
                                                   ------
   Total Current Assets                            67,952
                                                   ------
 FIXED ASSETS, NET (Note 2)                         3,199
                                                   ------
   TOTAL ASSETS                            $       71,151
                                                   ======

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES

  Accounts payable-Related
    Party (Note 4)                                100,000
  Accounts payable                                  1,309
                                                 --------
   Total Current Liabilities                      101,309
                                                 --------
 STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par
   value; 10,000,000 shares
   authorized; 768,000 and
  768,000 shares issued and
   outstanding                                       768
  Additional paid-in capital                     960,611
  Stock subscription                            ($33,790)
  Deficit accumulated during
   the development stage                        (957,747)
                                                 -------
   Total Stockholders' Equity
              (Deficit)                          (30,158)
                                                   ------
   TOTAL LIABILITIES AND
    STOCKHOLDERS'
    EQUITY (DEFICIT)                       $       71,151
                                                   ======


                                       F 4

                     STRATEGIC PARTNERS, INC.
                  (A Development Stage Company)
                     Statements of Operations



                                                            From
                                                            Inception on
                                                            September 25,
                                     For the Years Ended    1998 Through
                                         December 31,       December 31,

                                   2000          1999        2000

 REVENUES                   $    -            $       -      $      -

 EXPENSES

  General and
     administrative         324,894             365,113      954,563
  Depreciation expense          356                   -          356
                            -------             -------       -------
    Total Operating
        Expenses            325,250             365,113      954,919

 (LOSS) FROM OPERATIONS    (325,250)           (365,113)    (954,919)
                            -------            --------     --------
 OTHER INCOME (EXPENSE)

  Interest expense           (3,476)                (38)     (3,514)
  Miscellaneous income          143                 543         686
                             ------              ------      -------

   Total Other Income
       (Expense)             (3,333)                 505       (2,828)
                            -------             --------      --------
 NET (LOSS)             $  (328,583)            (364,608)    (957,747)
                           ========             ========      ========
 BASIC (LOSS)
     PER SHARE          $     (0.52)           $  (0.94)
                           =========            ========


                                       F 5

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)

                                                                            Deficit
                                                                            Accumulated
                                                   Additional               During the
                                 Common Stock      Paid-In     Receivable   Development
                              Shares      Amount   Capital     Subscription Stage
At Inception on
 September 25, 1998               -     $     -    $      -    $        -    $      -

Common stock issued
 for services at $1.00 per
 share, October 9, 1998     215,000         215     214,785             -           -

Common stock issued
 for cash at $1.00 per
 share, October 12, 1998      2,000           2       1,998             -           -

Common stock issued
 for cash and services at
 $1.00 per share,
 October 13, 1998             4,000           4       3,996             -           -

Common stock issued
 for services at $1.00 per
  share, October 19, 1998     5,000           5       4,995             -           -

Common stock issued
 for cash and  services at
 $1.00 per share,
 October 30, 1998            10,000          10       9,990             -           -

Common stock issued
 for cash at $1.00 per
 share, November 17, 1998     6,000           6       5,994             -           -

Common stock issued
 for cash at $1.00 per
 share, November 24, 1998     3,000           3       2,997             -           -

Common stock issued for
  cash, services and
  expenses at $1.00 per
  share, December 8, 1998    21,000          21      20,979             -           -

Less stock offering costs         -           -        (534)            -           -

Net (loss) for the period
 ended December 31, 1998          -           -           -             -     (264,556)
                             ------      ------      ------       -------     --------
Balance, December 31, 1998  266,000         266     265,200             -     (264,556)

                                          F 6



                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)

                                                                            Deficit
                                                                            Accumulated
                                                   Additional               During the
                                 Common Stock      Paid-In     Receivable   Development
                              Shares      Amount   Capital     Subscription Stage

Common stock issued
 for expenses at $1.00 per
 share, January 5, 1999         300           -        300              -            -

Common stock issued for
 cash and  services at
 $1.00 per share,
 January 16, 1999            12,500          13     12,487              -            -

Common stock issued
 for cash at $1.00 per
 share, January 20, 1999     20,000          20     19,980              -            -

Common stock issued
 for cash at $1.00 per
 share, February 3, 1999      1,000           1        999              -            -

Common stock issued
 for cash at $1.00 per
 share, February 15, 1999     2,200           2      2,198              -            -
                           --------     -------    -------         --------   --------
Balance Forward             302,000     $   302 $  301,164      $         -   (264,556)


                                         F 7


                                                                               Deficit
                                                                               Accumulated
                                                   Additional                  During the
                                 Common Stock      Paid-In     Receivable      Development
                              Shares    Amount     Capital     Subscription    Stage

Balance Forward             302,000    $   302   $   301,164     $       -      (264,556)

Common stock issued
 for cash at $1.00 per
 share, February 22, 1999     2,000          2         1,998              -            -


Common stock issued
 for cash at $1.00 per
 share, March 12, 1999        6,400          6         6,394               -           -




Common stock issued
 for cash and services
 at $1.00 per share,
 March 26, 1999              27,500         27        27,473              -             -


Common stock issued
 for cash at $1.00 per
 share, May 10, 1999          1,000          1           999              -             -


Common stock issued
 for cash and services
 at $1.00 per share,
 May 19, 1999                 6,000          6         5,994             -              -

Common stock issued
 for services at $1.00
 per share, July 12, 1999     2,000          2         1,998             -               -

Common stock issued
 for services at $1.00
 per share, July 27, 1999     1,600          2         1,598             -               -

Common stock issued
 for cash and services
 at $1.00 per share,
 August 3, 1999                1,000         1           999             -                -

Common stock issued
 for services at $1.00 per
 share, August 10, 1999        1,500         2         1,498             -                 -

Common stock issued
 for cash at $1.00 per
 share, September 17, 1999    12,500        12        12,488             -                 -


Common stock issued
 for cash and services
 at $1.00 per share,
 October 1, 1999             193,500       194       193,306             -                -

Common stock issued
 for cash and services
 at $1.00 per share,
 October 26, 1999              11,000       11        10,989             -                 -

Common stock issued
 for services at $1.00 per
 share, October 29, 1999        1,000        1           999             -                 -

Less stock offering costs           -        -        (8,600)            -                 -

Net (loss) for the year
 ended December 31, 1999            -        -             -      (364,608)
                             --------     -----     --------      --------                 -
Balance,
 December 31, 1999            569,000   $   569   $  559,297   $  (629,164)
                            ---------   -------   ----------   ------------





                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
  Statements of Stockholders' Equity (Deficit) (Continued)

                                                                             Deficit
                                                                             Accumulated
                                                   Additional                During the
                                 Common Stock      Paid-In     Receivable    Development
                              Shares      Amount   Capital     Subscription  Stage

Balance,
 December 31, 1999        569,000     $   569     $   559,297            -   $  (629,164)

Common stock issued for
cash at $ 2.00 per share
May 22, 2000               29,000          29          57,971            -             -

Common stock issued for
cash at $ 2.00 per share
May 25, 2000               5,000           5           9,995            -              -

Common stock issued for
cash at $ 2.00 per share
June 1, 2000               2,000           2           3,998              -            -

Common stock issued for
cash at $ 1.00 per share
June 3, 2000               5,000           5           4,995              -            -

Common stock issued for
cash at $ 2.00 per share
June 15, 2000              1,000           1           1,999              -            -

Common stock issued for
cash at $ 2.00 per share
June 23, 2000              1,000           1           1,999              -            -

Common stock issued for
debt at $ 1.00 per share
June 30, 2000              7,500           8           7,492              -           -

Common stock issued for
debt at $ 1.00 per share
June 19, 2000              2,500           2           2,498              -           -

Common stock issued for
services at $ 2.00 per
share July 19, 2000          500           1             999              -           -

Common stock issued for
cash at $ 2.00 per share
July 24, 2000               2,000          2           3,998              -            -



Common stock issued for
debt at $ 1.00 per share
July 31, 2000              12,500          12          12,488              -           -


Common stock issued for
debt at $ 1.00 per share
August 2, 2000              6,000           6           5,994              -            -

Common stock issued for
debt at $ 1.00 per share
August 3, 2000              6,000           6           5,994              -            -

Common stock issued for
cash at $ 2.00 per share
August 30, 2000             1,000           1            1,999              -           -

Common stock issued for
debt at $ 1.00 per share
September 1, 2000          13,200          13           13,187              -           -

Common stock issued for
debt at $ 1.00 per share
September 16, 2000         15,000          15           14,985              -           -

Common stock issued for
cash at $ 2.00 per share
September 20, 2000          5,000           5            9,995              -           -

Common stock issued for
cash at $ 2.00 per share
September 27, 2000          3,000           3            5,997              -           -

Common stock issued for
services at $ 1.00 per share
September 28, 2000            500           1              999              -           -

Common stock issued for
debt at $ 1.00 per share
September 29, 2000          2,500           2            2,498              -           -

Common stock issued for
debt at $ 1.00 per share
September 30, 2000          1,000           1              999              -           -

Common stock issued for
debt at $ 1.00 per share
December 5, 2000           19,000          19            37,981              -          -

Conversion of debt
to equity below market             -          -          71,200              -         -

Common stock issued for
cash at $ 1.425 per share
December 7, 2000              58,800           59         83,731       (33,790)         -

Issuance of common stock
below market                  -             -        33,810             -


Accrued interest payable
forgiven upon conversion
pf debt to equity                  -             -         3,514          -
          -


Net (loss) for the
 year ended
 December 31, 2000
                  -            -            -                      328,483
                        ---------    --------       --------       ---------   --------
Balance,
 December 31, 2000       768,000      $   768     $   960,611    $    33,790   (957,747)
                        ========     ========     ===========    ===========  ==========













































                        STRATEGIC PARTNERS, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows


                                                            From
                                                            Inception on
                                                            September 25,
                                    For the Year December   1998 Through
                                    Ended December 31,      December 31,
                                     2000          1999     2000
CASH FLOWS FROM
  OPERATING ACTIVITIES
  Net loss                  $ (328,583)      $ (364,608)    $ (957,747)
  Adjustments to
   reconcile net
   loss to net cash (used)
   by operating activities:
     Depreciation                  356                -             356
  Common stock issued
     for services                2,000             193,300      438,300
  Stock issued below
      market                   105,010                   -      105,010
  Changes in operating
    assets and liabilities:
  Increase (decrease)in
    accounts payable             1,309              64,646      65,955
  Increase in accrued
    interest                       (38)                 38           -
 Increase in accounts
    Payable-related party        35,354                  -       35,354
                                -------             ------      -------
       Net Cash (Used) by
       Operating Activities    (184,592)          (106,624)    (312,772)
                                -------              ------     -------
CASH FLOWS FROM
   INVESTING ACTIVITIES

     Purchase of Fixed Assets    (3,555)                 -      (3,555)
                                 -------           --------     -------
    Net Cash (Used) by
      Investing Activities       (3,555)                 -      (3,555)
                                 -------          --------      -------
CASH FLOWS FROM
      FINANCING ACTIVITIES

  Proceeds from notes
     payable                     66,200           5,000         71,200
  Issuance of common
     stock for cash             189,513         109,700        322,213
  Stock offering costs                -           8,600         (9,134)
                                -------         -------        -------

                                            F 10

 Net Cash Provided by
     Financing Activities       255,713         106,100        384,279
                                -------          -------       -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS            67,566            (524)    (67,952)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD             386           (910)            -
                                -------         -------      -------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD        $    67,952       $    386      $ 67,952
                                =======        =======       =======
Cash Paid For:

  Interest                  $         -       $      -    $      -          -

  Income taxes              $         -       $      -    $      -        -


CASH PAID FOR

    Common Stock Issued
     for conversion of debt $    71,200             -     $   71,200
    Common Stock Issued
     for services           $      2,000        17,800    $  438,300
    Common stock issued
     Below market           $    105,010             -    $  105,010
    Common stock issued
     for subscription
     receivable             $     33,790             -    $   33,790









                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                  December 31, 2000 and 1999

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

b. Provision for Taxes

At December 31, 2000, the Company had net operating loss carryforwards of approximately $950,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount Deferred tax assets (liabilities) are comprised of the following:

                                                For the Years Ended
                                                     December 31,
                                                    2000       1999

     Income tax benefit at statutory rate   $      363,943     $ 239,082
     Change in valuation allowance                (363,943)     (239,082)
                                                   --------      --------
                                                $      -    $        -
                                                  ========      =========

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                              For the Years Ended
                                                 December 31,
                                                2000        1999

     Income tax benefit at statutory rate    $  124,861    $     138,551
     Change in valuation allowance             (124,861)        (138,551)
                                                ---------      ---------
                                                $      -   $           -
                                                ========       =========

                                     F 12



                          STRATEGIC PARTNERS, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                         December 31, 2000 and 1999

Under the Tax Reform Act of 1986, change in ownership provisions, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited in the future.

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

f.   Basic (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                  For the
                                               Years Ended
                                               December 31,
                                          2000             1999

Numerator - loss                 $    (328,583)    $   (364,608)
Denominator -
 Weighted average
 number of shares
 outstanding                           627,031          388,930
                                      --------         --------
Loss per share                   $      (0.52)     $     (0.94)
                                      ========         ========
Dilutive loss per share is not presented as there are no potentially dilutive items outstanding.


g. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred.
Depreciation

                          STRATEGIC PARTNERS, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                         December 31, 2000 and 1999

of property and equipment is determined using the straight line method over the useful lives, primarily from 5 to 7 years. Property and equipment consisted of the following at:

                                    December 31, 2000

        Office equipment              $    3,555
        Accumulated depreciation            (356)
                                          ------
                                      $    3,199
                                          ======

Depreciation expense for the years ended December 31, 2000 and 1999 was $ 356 and $ 0, respectively.

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

NOTE 4 -  RELATED PARTY TRANSACTIONS

Office Space

The Company pays rent of $900 per month on a month-to-month basis for office space in the personal residence of a related party. Rent expense for the years ended December 31, 2000 and 1999 was $ 8,100 and $ 8,100, respectively.

Accounts Payable

Accounts payable consists of unpaid consulting expenses for the Chief Executive Officer in the amount of $ 100,000 at December 31, 2000.

Employment Agreements

During October 1999, the Company signed an employment contract with its Chief Executive Officer, whereby, the Company agreed to pay him $150,000 per year for five years. Compensation expense associated with this contract amounted to $ 150,000 and $ 25,000 for the years ended December 31, 2000 and 1999, respectively.

The Company agreed to pay its Secretary $2,500 per month as compensation. Compensation expense associated with this agreement amounted to $ 22,500 and $ 22,500 for the years ended December 31, 2000 and 1999, respectively.

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                   December 31, 2000 and 1999

NOTE 5  - NOTE PAYABLE

On December 3, 1999, the Company signed a promissory note for $5,000. The note has a maturity date of June 3, 2000 and accrues interest at 10% per annum, unsecured. During June, 2000, the holder of the note elected to convert the principal amount of $ 5,000 to 5,000 shares of common stock.

On January 12, 2000, the Company signed three convertible promissory notes for $3,000 each. The notes have a maturity date of July 12, 2000 and accrues interest at 10% per annum, unsecured. During August 2000, the holders of the notes elected to convert the principal amount of $ 9,000 to 9,000 shares of common stock.

On January 21, 2000, the Company signed a convertible promissory note for $1,000. The note has a maturity date of July 21, 2000 and accrues interest at 10% per annum, unsecured. During September 2000, the holder of the note elected to convert the principal amount of $ 1,000 to 1000 shares of common stock.

On January 24, 2000, the Company signed a convertible promissory note for $12,500. The note has a maturity date of July 24, 2000 and accrues interest at 10% per annum, unsecured. During July 2000, the holder of the note elected to convert the principal amount of $ 12,500 to 12,500 shares of common stock.

                STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                   December 31, 2000 and 1999

NOTE 5 -  NOTE PAYABLE (Continued)

On January 24, 2000, the Company signed a convertible promissory note for $12,500. The note has a maturity date of July 24, 2000 and accrues interest at 10% per annum, unsecured. During September 2000, the holder of the note elected to convert the principal amount of $ 12,500 to 12,500 shares of common stock.

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

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                   December 31, 2000 and 1999

NOTE 5 -  NOTE PAYABLE (Continued)

On March 6, 2000, the Company signed two convertible promissory note for $2,500 each. The notes have a maturity date of September 6, 2000 and accrues interest at 10% per annum, unsecured. During July and September, 2000 the holders of the notes elected to convert the principal amount of $ 5,000 to 5,000 shares of common stock.

On March 6, 2000, the Company signed a convertible promissory note for $3,000. The note has a maturity date of September 6, 2000 and accrues interest at 10% per annum, unsecured. During August 2000 the holder of the note elected to convert the principal amount of $3,000 to 3,000 shares of common stock.

On April 12, 2000, the Company signed a convertible promissory note for $700. The note has a maturity date of October 12, 2000 and accrues interest at 10% per annum, unsecured. During September 2000 the holder of the note elected to convert the principal amount of $ 700 to 700 shares of common stock.

On April 18, 2000, the Company signed a convertible promissory note for $15,000. The note has a maturity date of October 18, 2000 and accrues interest at 10% per annum, unsecured. During September 2000 the holder of the note elected to convert the principal amount of $ 15,000 to 15,000 shares of common stock.

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

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                  December 31, 2000 and 1999

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

During March 1999, the Company issued 27,500 shares of its previously authorized, but unissued, common stock for cash of $25,000 and services of $2,500 (or $1.00 per share

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                   December 31, 2000 and 1999


NOTE 6 -  ISSUANCE OF STOCK (Continued)

During May 1999, the Company issued 1,000 shares of its previously authorized, but unissued, common stock for cash of $1,000 (or $1.00 per share).

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

During May and June 2000, the Company issued 38,000 shares of its previously authorized, but unissued, common stock for cash of $76,000 (or $2.00 per share.

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                   December 31, 2000 and 1999


NOTE 6 -  ISSUANCE OF STOCK (Continued)

During June 2000, the Company issued 12,500 shares of its previously authorized, but unissued, common stock for convertible debt of $12,500 (or $1.00 per share.

During July 2000, the Company issued 2,500 shares of its previously authorized, but unissued, common stock for convertible debt of $2,500 (or $1.00 per share).

During July 2000, the Company issued 2,000 shares of its previously authorized, but unissued, common stock for convertible debt of $ 4,000 (or $2.00 per share).

During July 2000, the Company issued 12,500 shares of its previously authorized, but unissued, common stock for convertible debt of $ 12,500 (or $1.00 per share).

During July 2000, the Company issued 500 shares of its previously authorized, but unissued, common stock for services of $ 1,000 (or $2.00 per share).

During August 2000, the Company issued 6,000 shares of its previously authorized, but unissued, common stock for convertible debt of $ 6,000 (or $1.00 per share).

During August 2000, the Company issued 6,000 shares of its previously authorized, but unissued, common stock for convertible debt of $ 6,000 (or $1.00 per share).

During August 2000, the Company issued 1,000 shares of its previously authorized, but unissued, common stock for cash of $ 2,000 (or $1.00 per share).

During September 2000, the Company issued 13,200 shares of its previously authorized, but unissued, common stock for convertible debt of $ 13,200 (or $1.00 per share).

During September 2000, the Company issued 15,000 shares of its previously authorized, but unissued, common stock for convertible debt of $ 15,000 (or $1.00 per share).

During September 2000, the Company issued 5,000 shares of its previously authorized, but unissued, common stock for cash of $ 10,000 (or $2.00 per share).

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                   December 31, 2000 and 1999


NOTE 6 -  ISSUANCE OF STOCK (Continued)

During September 2000, the Company issued 3,000 shares of its previously authorized, but unissued, common stock for cash of $ 6,000 (or $2.00 per share).

During September 2000, the Company issued 2,500 shares of its previously authorized, but unissued, common stock for convertible debt of $ 2,500 (or $1.00 per share).

During September 2000, the Company issued 1,000 shares of its previously authorized, but unissued, common stock for convertible debt of $ 1,000 (or $1.00 per share).

During September 2000, the Company issued 500 shares of its previously authorized, but unissued, common stock for services of $ 1,000 (or $2.00 per share).

During December 2000, the Company issued 19,000 shares of its previously authorized, but unissued, common stock for cash of $ 38,000 (or $2.00 per share).

During December 2000, the Company issued 58,800 shares of its previously authorized, but unissued, common stock for cash of $ 50,000 and a subscription receivable of $ 33,790 or $ 1.425 per share).

NOTE 7 - SUBSEQUENT EVENTS

On January 1, 2001, the company signed a promissory note with its Chief Executive Officer for $ 100,000. This is for the accounts payable with a related party (Note 4). The note bears an interest rate of 7 1/4% per annum. Accrued interest will be paid quarterly and the principal is due on December 31, 2001.

On March 14, 2001, the Company issued 20,000 shares of its previously authorized but unissued, common stock for cash of $ 40,000
(or $ 2.00 per share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We are a development stage company without significant assets or clients. We were formed to engage in the business of providing consulting services to companies with respect to finance, mergers, acquisitions, raising capital in the public markets and marketing on the internet. We registered an initial public offering consisting of 300 units at $ 2,000 per unit. This registration statement was renewed in December, 2000 and continues to June, 2001. A copy of the prospectus may be obtained on our web site under "stock offer". Our website address is www.strategic-partners-inc.com.

     There is currently no market for the shares. We plan to file for trading privileges on the over the counter market in the second quarter of 2001.

     Pending conclusion of this offering we have limited liquidity and capital resources. We have not yet begun operations Besides continuing our public offering we are investigating potential investments and seeking new clients.

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

     The second milestone is to generate income from fees of not less than $300,000 for the first year following the conclusion of the offering. This level of income will allow us to continue in business and expand on this client base. We have identified potential clients that will generate fee income allowing us to achieve our financial objectives.

Item 8. Changes and Disagreements with Accountants and Accounting and Financial Disclosures.

     There has been no change in accountants and no disagreements with accountants. Prior to the end of 2000 the name of the accounting firm was changed from Jones, Jensen & Company to H. J. and Associates.

PART III

 Item 9.     Directors and Executive Officers of the Registrant.

The following persons are the officers and directors of the Company:

   Frank J. Weinstock, Director, President and Chief Executive Officer

        Frank J. Weinstock is the founder of Strategic Partners, Inc.
Mr. Weinstock serves as President and Chief Executive Officer of the Company since founded in Sept.,1998. From 1989 to 1998 Mr. Weinstock worked as an independent analyst and consultant providing corporate structuring, reorganizations, mergers/acquisitions and other sophisticated services including financial development. Mr. Weinstock's forte has been exclusively centered around fast pace growth companies in corporate America. From 1982 to 1988 he served as Chief Financial Officer of Diversified Technology, Inc., an international company in the business of licensing intellectual property of advanced medical products, consisting of bio-compatible osteogenic polymers (BOP), exported from the Soviet Union to the western free world. From 1978 to 1982 he served as Chief Operating Officer of Western Gold'n Gas Company engaged in the business of developing natural gas fields by drilling company owned acreage in partnership with major national and international conglomerates. From 1974 to 1978 he was instrumental and responsible for the development and promotional activities of Greenwich Pharmaceutical, a public company, pka, Strategic Medical Research Corp.(SMRC) 1969 to 1990, President of J.J.Weinstock Agency, Inc. an independent insurance agency and large brokerage facility.

    It was during these formidable years that Mr. Weinstock successfully created, integrated and combined insurance with securities complimenting large estate planning services, much before the advent of "Universal Life". From 1962 to 1969 he specialized in Fire, Property & Casualty Insurance manuscripting forms for large commercial and industrial organizations. He also packaged and combined comprehensive personal lines insurance. During Mr. Weinstock's twenty-nine year tenure, he specialized in aviation (FBO'S), medical malpractice and tailoring unique disability coverages for high profile medical practitioners, while designing sophisticated estate planning techniques. Due to Mr. Weinstock's other business and financial interests in broadening his corporate horizons the insurance business was sold.

      Alex Blumkin, Director.

   Alex Blumkin, age 29, graduated from high school in Odessa, Ukraine in 187 specializing in English and other foreign languages. He attended Medical College No. 1 and graduated in 1989 with a degree in Dentistry. He graduated in 1992 from Yshinsky University with a teaching certificate in Psychology.

  Following graduation from college Mr. Blumkin became active in the import/export business. He established Bipa, a company engaged in trading commodities, precious metals and other natural resources. In 1995 Bipa was listed as one of the largest 1,000 companies of its type in the Universal Space catalog. Bipa was enormously successful.

     In the course of developing Bipa Mr. Blumkin developed strong American relationships consulting on a broad array of contracts establishing business activities resulting in impressive profitability. Mr. Blumkin visited the United States many times and made use of his skills and contacts learning how to apply American business methods to the economy in the Ukraine.
Mr. Blumkin organized a new company called Exodus which introduced the first credit card in the Ukraine. The introduction of the credit card expanded the business possibilities of local companies allowing their goods and services to be purchased by individuals using credit rather than hard currency. The use of credit cards was supported and backed by the major banking systems in the Ukraine largely through the efforts of Mr. Blumkin. This success opened numerous doors and presented many new business opportunities at the global level.

      In addition to operating the credit card business Exodus became the largest advertising agency in the Ukraine. Due to his knowledge and business acumen efforts Exodus introduced the first yellow pages for telephone directories in the Ukraine. Mr. Blumkin and his associates developed the largest Exhibition Center in the Ukraine to promote international trade. Outdoor advertising including billboards and light boxes were introduced to improve the marketing of goods and services for businesses in the Ukraine. The success of Exodus led to increased business activity in numerous regions of the Ukrainian economy.

     Mr. Blumkin lived in the United States for several years beginning in 1995 as a legal immigrant. He has actively continued his business interests In the United States. In 1999 he proudly became a U.S. citizen. He has been active for the last few years in the financial sector. Investments being his area of expertise he seeks opportunities in real estate, securities and business turnarounds. He currently has ownership interests in A.S. Victory, a hotel supply company which is experiencing rapid growth.


Richard D. Spencer, Director and Chief Financial Administrator.

Mr. Richard D. Spencer joined the office of the Comptroller of the Currency as an Assistant National Bank Examiner and obtained a full commission in 1965. He left the Comptroller in 1969 and joined Liberty National Bank in San Francisco, Calif. as Cashier/Chief Accounting Officer. He rejoined the Comptroller's office in 1972 for one year and then joined United States National Bank of San Diego, Calif. In 1974 he became Chief Executive Officer of Commercial and Farmers National Bank in Ventura Calif. After four years this bank grew to over $ 100 million in assets and was sold.

In 1978 Mr. Spencer became Chief Executive Officer of Mechanics National Bank in Los Angeles, Calif. During his three year tenure this bank doubled in size and grew to over $ 120 million in assets. Between 1980 and 1986
Mr. Spencer worked as President and chief operating officer of various other banks in the Western United States. Between 1986 and 1996 Mr. Spencer became Executive Vice President /Chief Administrative Officer for real estate developer, Martin V. Smith & Associates and undertook a variety of tasks. He left this organization in 1996 but was retained on a long term consulting contract.

In January 1997 Mr. Spencer joined Channel Islands National Bank, Oxnard, Calif. as President/CEO/Director and worked to reorganize the bank and increase earnings. In this position he increased earnings and assets and attained a "Premier" Performance rating from the Findley Group, the first in over ten years. Mr. Spencer resigned in June of 1998 and continues to provide consulting services to various clients. He joined R.W. Hertel
& Sons, Inc.,a real estate developer in 1999 and continues to act as COO/CFO for said company.

In January 2001 Mr. Spencer was elected to the Board of Directors of the Company and is currently acting as Chief Financial Administrator. Mr. Spencer filled a vacancy on the board of directors created by the resignation of George Fencl.

   Trish R. Francis, Director and Secretary

Ms. Francis has had an extensive business career after completing two years of college; studying a variety of business disciplines. Ms. Francis worked for prominent plastic surgeons, where she was responsible for general office management to include detailed deciphering and transcription of surgical records, enhancement of patient care and all financial responsibilities. She managed a construction company coordinating and implementing all facets, to include restructuring of the entire organization and operating strategies.

After moving from Oklahoma to California in 1986, Ms. Francis managed the Claremont Dental Clinic, supervising a group of doctors and employees. Upon completion of an entire office reorganization, her responsibilities took on a sophisticated management position.

During the last ten years, Ms. Francis advanced her professional career and talents in assuming a major role by undertaking vast responsibilities for an international financial consulting organization, to include executive administrative duties and becoming the liaison between that office and the financial community. Activities consisted of preparing legal documents for corporate reorganizations and mergers. Ms. Francis also synchronized activities between the various management, legal and accounting groups.

Item 10.  Executive Compensation.

Summary of Cash and Certain Other Compensation

   The following table sets forth the compensation earned by the Executive Officers which includes only the Chief Executive Officer.


                                         SUMMARY COMPENSATION TABLE

                                                      Long Term
                                     2000 Annual      Compensation
                                     Compensation     Awards

                                                      Number of
                                                      Securities
                                                          Underlying
Name and Principal Position(s)          Salary           Bonus      Options

Frank J. Weinstock.....................$150,000 (1)   $  0             0
President, Chief Executive
Officer and Chairman of
the Board of Directors

(1) Mr. Weinstock's compensation was $ 150,000 for the year ended
      December 31, 2000.

Stock Options and Stock Appreciation Rights: None



Item 11.  Security Ownership of Certain Beneficial Owners and Management.

   PRINCIPAL STOCKHOLDERS

   The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock following the proposed organization, and as adjusted to reflect the sale of the Units offered hereby, by (i) each person who is known by the Company to own more than 5% of the Company's outstanding Common stock; (ii) each of the Company's directors, naming them; and (iii) officers and directors of the Company as a group.



Title of   Name and Address        Amount and Nature        Percent of
Class      of Beneficial Owner     of Beneficial Owner      Class

Common
Shares     Frank J. Weinstock      317,100  Shares(1)       56%
           3525 Sunset Lane
           Oxnard, CA 93035

           Trish R. Francis        22,800  Shares(2)         4%
           3525 Sunset Lane
           Oxnard, CA 93035


           David G. Lilly          55,000 Shares           10%
           8833 Sunset Blvd.
           Suite 200
           West Hollywood,
           Calif. 90069

Total number of shares
owned by officers
and directors:                    339,900  Shares          60%

   ---

   (1) Includes 1,600 shares owned by the children of Frank J. Weinstock.
   (2) Includes 1,800 shares owned by the children of Trish R. Francis.







Item 12.  Certain Relationships and Related Transactions

     Describe any transaction during past fiscal year or any proposed transaction that exceeds $ 60,000 with any officer, director, holder of 5% or ore of stock, any family member of any of this group.

     Since inception the Company has issued 50,000 shares valued at $ 12,500 to the Lance Kerr Law Office for services and 6,000 shares valued at $ 1,500 to Trish R. Francis for services.






Part 13. Exhibits, Financial statement Schedules and Reports on Form 8-K.

    None


                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   STRATEGIC PARTNERS, INC.


    Dated:       4/11/2001
                   -------

By:   /s/ Frank J. Weinstock
     ---------------------------------
     Frank J. Weinstock, President,
    Director and Chief Executive Officer



By:   /s/ Richard D. Spencer
     ---------------------------------
     Richard D. Spencer. Director and
     Chief Financial Officer