Form 10-Q
period 2001-03-31
STRATEGIC PARTNERS INC
filed 2001-05-23
CIK 1100313

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED March. 31, 2001.


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

Yes         No     X


                                        1







The number of common shares issued and outstanding as of March 31, 2001 was 788,000.

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

                      FINANCIAL STATEMENTS

           March 31, 2001 and December 31, 2000
                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                         Balance Sheets


                                     March 31,               December 31,
                                      2001                     2000
                                  (Unaudited)

              ASSETS
CURRENT ASSETS
 Cash                          $      96,140              $     67,952
                                      ------                    ------
  Total Current Assets                96,140                    67,952
                                      ------                    ------
FIXED ASSETS, NET (Note 2)             3,929                     3,199
                                      ------                     -----
  TOTAL ASSETS                 $     100,069              $     71,151
                                     =======                    ======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable-Related
   Party (Note 4)               $    107,250              $    100,000
 Accrued interest (Note 5)             6,474                     1,309

                                     -------                   -------
  Total Current Liabilities          113,724                   101,309
                                     -------                   -------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.001 par
  value; 10,000,000 shares
  authorized; 788,000 and
  768,000 shares issued and
  outstanding, respectively              788                       768
 Additional paid-in capital        1,023,471                   960,611
 Stock subscription                                            (33,790)
 Deficit accumulated during
  the development stage           (1,037,914)                 (957,747)
                                    --------                   -------
  Total Stockholders' Equity
             (Deficit)               (13,655)                  (30,158)
                                    ---------                   ------
  TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY (DEFICIT)            $     100,069            $       71,151
                                    ========                   =======

                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                            From
                                                                            Inception on
                                                   For the three            September 25,
                                                   Months Ended             1998 Through
                                                   March 31,                March 31,
                                                 2001        2000           2001


REVENUES                                        $      -     $       -   $        -

EXPENSES

 General and
    administrative                                73,493        58,322     1,028,412
                                                 -------       -------     ---------
(LOSS) FROM
    OPERATIONS                                   (73,493)      (58,322)   (1,028,412)

                                                --------       -------     ---------
OTHER INCOME (EXPENSE)

  Interest expense                               (7,250)         ( 950)      (10,764)
  Miscellaneous
      income                                        576              -         1,262
                                                -------        -------      --------

  Total Other Income
      (Expense)                                  (6,674)         (950)        (9,502)
                                               --------        -------       ---------
NET (LOSS)                                    $ (80,167)     $ (59,272)  $(1,037,914)
                                                =======        =======     =========
BASIC (LOSS)
    PER SHARE                                 $   (0.10)     $  (0.10)
                                               ========       ========





                                        4

                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)

                                                                  Deficit
                                                                  Accumulated
                                                   Additional     During the
                                 Common Stock      Paid-In        Development
                              Shares      Amount   Capital        Stage
At Inception on
September 25, 1998               -     $     -    $      -     $       -

Common stock issued
for services at $1.00 per
share, October 9, 1998     215,000         215     214,785             -

Common stock issued
for cash at $1.00 per
share, October 12, 1998      2,000           2       1,998             -

Common stock issued
for cash and services at
$1.00 per share,
October 13, 1998             4,000           4       3,996             -

Common stock issued
for services at $1.00 per
share, October 19, 1998     5,000           5       4,995             -

Common stock issued
for cash and  services at
$1.00 per share,
October 30, 1998            10,000          10       9,990             -

Common stock issued
for cash at $1.00 per
share, November 17, 1998     6,000           6       5,994             -

Common stock issued
for cash at $1.00 per
share, November 24, 1998     3,000           3       2,997             -

Common stock issued for
cash, services and
expenses at $1.00 per
share, December 8, 1998    21,000          21      20,979              -

Less stock offering costs         -           -        (534)           -

Net (loss) for the period
ended December 31, 1998          -           -           -      (264,556)
                            ------      ------      ------       -------
Balance, Dec. 31, 1998     266,000         266     265,200      (264,556)
                                          5

Common stock issued
for expenses at $1.00 per
share, January 5, 1999         300           -        300              -

Common stock issued for
cash and  services at
$1.00 per share,
January 16, 1999            12,500          13     12,487              -

Common stock issued
for cash at $1.00 per
share, January 20, 1999     20,000          20     19,980              -

Common stock issued
for cash at $1.00 per
share, February 3, 1999      1,000           1        999              -

Common stock issued
for cash at $1.00 per
share, February 15, 1999     2,200           2      2,198                 -
                           --------     -------    -------          --------
Balance Forward             302,000     $   302 $  301,164      $  (264,556)






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















                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
  Statements of Stockholders' Equity (Deficit) (Continued)

                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During the
                              Common Stock          Paid-In      Development
                           Shares      Amount       Capital      Stage

Balance,
December 31, 1999        569,000     $   569     $   559,297    $  (629,164)

Common stock issued for
cash at $ 2.00 per share
May 22, 2000 (unaudited)   29,000          29          57,971              -

Common stock issued for
cash at $ 2.00 per share
May 25, 2000 (unaudited)    5,000           5           9,995              -

Common stock issued for
cash at $ 2.00 per share
June 1, 2000 (unaudited)    2,000           2           3,998              -

Common stock issued for
cash at $ 1.00 per share
June 3, 2000 (unaudited)    5,000           5           4,995              -

Common stock issued for
cash at $ 2.00 per share
June 15, 2000 (unaudited)   1,000           1           1,999              -

Common stock issued for
cash at $ 2.00 per share
June 23, 2000 (unaudited)   1,000           1           1,999              -

Common stock issued for
debt at  $1.00 per share
June 30, 2000 (unaudited)   7,500           8           7,492              -

Common stock issued for
debt at $1.00 per share
July 19, 2000 (unaudited)   2,500           2           2,498              -

Common stock issued for
services at $2.00 per share
July 19, 2000 (unaudited)     500           1             999              -

Common stock issued for
cash at $2.00  per share
July 24, 2000 (unaudited)   2,000           2           3,998              -


Common stock issued for
debt at $1.00 per share
July 31, 2000 (unaudited)  12,500          12          12,488              -


Common stock issued for
debt at $1.00 per share
August 2, 2000 (unaudited)  6,000           6           5,994              -


Common stock issued for
debt at $1.00 per share
August 3, 2000 (unaudited)  6,000           6           5,994              -


Common stock issued for
cash at $2.00 per share
August 30, 2000 (unaudited) 1,000           1           1,999              -


Common stock issued for
debt at $1.00 per share
Sept. 1, 2000 (unaudited)  13,200          13          13,187              -


Common stock issued for
debt at $1.00 per share
Sept. 16, 2000 (unaudited) 15,000          15          14,985              -

Common stock issued for
cash at $2.00 per share
Sept. 20, 2000 (unaudited)  5,000           5           9,995              -


Common stock issued for
cash at $2.00 per share
Sept.27, 2000 (unaudited)   3,000           3           5,997              -


Common stock issued for
services at $2.00 per share
Sept. 28, 2000 (unaudited)    500           1             999              -

Common stock issued for
debt at $1.00 per share
Sept. 29, 2000 (unaudited)  2,500           2           2,498              -


Common stock issued for
debt at $1.00 per share
Sept. 30, 2000 (unaudited)  1,000            1            999              -

Common stock issued for
debt at $ 1.00 per share
December 5, 2000           19,000          19            37,981             -       -

Conversion of debt
to equity below market          -           -            71,200             -       -

Common stock issued for
cash at $ 1.425 per share
December 7, 2000           58,800          59           83,731      (33,790)        -

Issuance of common stock
below market                    -           -           33,810             -        -
Accrued interest payable
forgiven upon conversion
of debt to equity             -             -            3,514             -        -

Net (loss) for the
 year ended
 December 31, 2000            -            -            -                    328,483
                        ---------    --------       --------    --------    --------
Balance,
 December 31, 2000       768,000     $   768    $   960,611    $(33,790)    (957,747)

Common stocks issued for
cash at $2.00 per share
March 14, 2001             20,000         20         40,000

Issuance of common stock
below market                                         22,860

Stocks subscription
 received                                                        33,790

Net (loss) for the
  three months ended
  March 31, 2001                                                             (80,167)
                       -----------   -------       --------    --------     --------
Balance,
  March 31, 2001         768,000    $    788     $1,012,471   $       -   $(1,037,914)
                      ===========    =======      =========    ========    ==========

                                       7



                        STRATEGIC PARTNERS, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)

                                                                            From
                                                                            Inception
                                                                            Sept. 25,1998
                                                      For the Three Months  Through
                                                         Ended March 31,    March 31,
                                                      2001         2000     2001
CASH FLOWS FROM
  OPERATING ACTIVITIES

  Net loss                                         $ (80,167)  $ (59,272)$(1,037,914)
  Adjustments to
   reconcile net
   loss to net cash (used)
   by operating activities:
     Depreciation                                        226           -         582
  Common stock issued
     for services                                          -           -     438,300
  Changes in operating
    assets and liabilities:
  Increase (decrease)in
    accounts payable                                   5,165      21,667      73,120
  Increase in accrued
    interest                                           7.250           -      40,604
                                                      ------      ------     -------
    Net Cash (Used) by
    Operating Activities                             (67,526)    (37,605)   (380,298)
                                                     -------      -------   ---------
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Purchase of Fixed Assets                              (956)          -      (4,511)
                                                      -------     -------    --------
   Net Cash (Used) by
   Investing Activities                                 (956)          -      (4,511)
                                                      -------     -------    --------
CASH FLOWS FROM
      FINANCING ACTIVITIES
  Proceeds from notes
     payable                                                -     50,500       71,200
  Issuance of common
     stock for cash                                    62,880          -      385,093
  Stocks subscriptions payment                         33,790                  33,790
  Stock offering costs                                      -          -       (9,134)
                                                      -------    -------      -------
  Net Cash Provided by
    Financing Activities                               96,670     50,500      480,949
                                                      -------    -------      -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  28,188)    12,895       96,140

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                67,952        386           -
                                                     -------     -------      -------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                $ 96,140     $13,281   $   96,140
                                                     =======    ========      =======
Cash Paid For:

  Interest                                           $     -     $     -   $       -
  Income taxes                                       $     -     $     -   $       -

NON-CASH FINANCING
  ACTIVITIES

   Common Stock Issued
   for conversion of debt                                              -      71,200
    Common Stock Issued
     for services                                                            438,300






                                        8


                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
             March 31, 2001 and December 31, 2000


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


                                       9

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
               March 31, 2001 and December 31, 2000



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.   Basic (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                               For the
                                                         Three Months Ended
                                                               March 31,
                                                         2001            2000
                                                       (Unaudited)     (Unaudited)


Net loss (numerator)                                   $  (80,167)     $  (59,272)

 Weighted average shares
 outstanding (denominator)                                788,000         569,000
                                                          -------         --------
Basic loss per share                                    $   (0.10)     $    (0.10)
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

g. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of th4e assets are expensed as incurred. Depreciation of property and equipment is determined using the straight line method over the useful lives, primarily from 5 to 7 years. Property and equipment consisted of the following at:
                                       March 31,         December 31
                                         2001              2000

        Office equipment              $    4,511        $    3,555
        Accumulated depreciation          (  582)           (  356)
                                          ------             ------
                                     $     3,929        $    3,199
                                          ======            ======

Depreciation expense for the three months ended March 31, 2001 and 2000 was $226 and $ 0, respectively.

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

NOTE 4 -  RELATED PARTY TRANSACTIONS

Office Space

The Company pays rent of $ 1,100 per month on a month-to-month basis for office space in the personal residence of a related party. Rent expense for the three months ended March 31, 2001 and 2000 was $ 3,300 and $ 2,700, respectively.


Accounts Payable

Accounts payable consist of unpaid consulting expenses for Chief
Executive Officer in the amount of $100,000 at December 31, 2000.

Employment Agreements

The Company agreed to pay its Chief Executive Officer $7,500 per month as compensation for January through October 1999. Compensation expense associated with this agreement amounted to $ 67,500 for the nine months ended September 30, 1999.

During October 1999, the Company signed an employment contract with its Chief Executive Officer, whereby, the Company agreed to pay him $150,000 per year for five years. Compensation expense associated with this contract amounted to $ 150,000for the year ended December 31, 2000.

The Company agreed to pay its Secretary $2,500 per month as compensation. Compensation expense associated with this agreement amounted to $ 22,500 and $ 22,500 for the year ended December 31, 2000.

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

During December 2000, the Company issued 19,000 shares of its previously authorized, but unissued, common stock for cash of $38,000 (or $2.00 per share).

During December 2000, the Company issued 58,800 shares of its previously authorized, but unissued, common stock for cash of $50,000 and a subscription receivable of $33,790
(or $1.45 per share).

During March 2001, the Company issued 20,000 shares of its previously authorized, but unissued, common stock for cash of $40,000 (or $2.00 per share)



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

     There is currently no market for the shares. The Company filed a new SB-2 Registration for 200,000 shares remaining of the original offfering on November 15, 2000.This offering became effective December 15, 2000, The Company recently filed a post effective amendment updating the financial information in the prospectus and extending the offering until December 15, 2001. Copies of the current prospectus may be obtained from our office.

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



PART II - OTHER INFORMATION

 ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (b) There were no reports filed by us on Form 8-K for the quarter ended March 31, 2001.


                     SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   STRATEGIC PARTNERS, INC.

    Dated:        5/18/2001
                   -------

By:   /s/ Frank J. Weinstock
     ---------------------------------
     Frank J. Weinstock, President,
     Director, Chief Executive Officer


By:   /s/ Richard D. Spencer
     ---------------------------------
     Richard D. Spencer,
     Director, Chief Financial Officer