Form 10-Q
period 2001-06-30
STRATEGIC PARTNERS INC
filed 2001-08-15
CIK 1100313

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED June 30, 2001.


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

Yes         No     X










The number of common shares issued and outstanding as of June 30, 2001 was 799,000.

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

                      FINANCIAL STATEMENTS


                         Balance Sheets


                                     June 30,               December 31,
                                      2001                     2000
                                  (Unaudited)

              ASSETS
CURRENT ASSETS
 Cash                          $      59,259              $     67,952
                                      ------                    ------
  Total Current Assets                59,259                    67,952
                                      ------                    ------
FIXED ASSETS, NET (Note 2)             3,814                     3,199
                                      ------                     -----
  TOTAL ASSETS                 $      63,073              $     71,151
                                     =======                    ======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable-Related
   Party (Note 4)               $    100,000              $    100,000
 Accrued interest (Note 5)             3,722                     1,309

                                     -------                   -------
  Total Current Liabilities          103,722                   101,309
                                     -------                   -------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.001 par
  value; 10,000,000 shares
  authorized; 799,000 and
  768,000 shares issued and
  outstanding, respectively              799                       768
 Additional paid-in capital          979,084                   960,611
 Stock subscription                                            (33,790)
 Deficit accumulated during
  the development stage           (1,018,119)                 (957,747)
                                    --------                   -------
  Total Stockholders' Equity
             (Deficit)               (38,236)                  (30,158)
                                    ---------                   ------
  TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY (DEFICIT)            $      63,073            $       71,151
                                    ========                   =======

                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                            From
                                                                            Inception on
                         For the six              For the three            September 25,
                         Months Ended             Months Ended             1998 Through
                          June 30,                   June 30,              June 30,
                       2001       2000           2001        2000           2001


REVENUES            $       -    $       -     $      -     $       -   $        -

EXPENSES

 General and
    administrative     60,372     116,323       19,961        59,089     1,015,219
                      -------     -------      -------       -------     ---------
(LOSS) FROM
    OPERATIONS        (60,372)   (116,623)     (19,691)      (59,089)   (1,015,291)
                      --------   ---------     --------      --------     ---------
OTHER INCOME (EXPENSE)

  Interest expense           -     (2,688)           -          (950)       (3,514)
  Miscellaneous
      income                 -          -            -              -          686
                        ------      ------      -------        -------      --------

  Total Other Income
      (Expense)              -     (2,688)           -          (950)       (2,828)
                                               --------        -------    ---------
NET (LOSS)           $ (60,372) $ (119,311)  $ (19,691)     $ (60,039)  $(1,018,119)
                        =======    =======     =======        =======     =========
BASIC (LOSS)
    PER SHARE        $   (0.08) $    (0.21)   $   (0.02)     $  (0.10)
                          =====       =====       ======        ======





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















                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
  Statements of Stockholders' Equity (Deficit) (Continued)

                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During the
                              Common Stock          Paid-In      Development
                           Shares      Amount       Capital      Stage

Balance,
December 31, 1999        569,000     $   569     $   559,297    $  (629,164)

Common stock issued for
cash at $ 2.00 per share
May 22, 2000 (unaudited)   29,000          29          57,971              -

Common stock issued for
cash at $ 2.00 per share
May 25, 2000 (unaudited)    5,000           5           9,995              -

Common stock issued for
cash at $ 2.00 per share
June 1, 2000 (unaudited)    2,000           2           3,998              -

Common stock issued for
cash at $ 1.00 per share
June 3, 2000 (unaudited)    5,000           5           4,995              -

Common stock issued for
cash at $ 2.00 per share
June 15, 2000 (unaudited)   1,000           1           1,999              -

Common stock issued for
cash at $ 2.00 per share
June 23, 2000 (unaudited)   1,000           1           1,999              -

Common stock issued for
debt at  $1.00 per share
June 30, 2000 (unaudited)   7,500           8           7,492              -

Common stock issued for
debt at $1.00 per share
July 19, 2000 (unaudited)   2,500           2           2,498              -

Common stock issued for
services at $2.00 per share
July 19, 2000 (unaudited)     500           1             999              -

Common stock issued for
cash at $2.00  per share
July 24, 2000 (unaudited)   2,000           2           3,998              -


Common stock issued for
debt at $1.00 per share
July 31, 2000 (unaudited)  12,500          12          12,488              -


Common stock issued for
debt at $1.00 per share
August 2, 2000 (unaudited)  6,000           6           5,994              -


Common stock issued for
debt at $1.00 per share
August 3, 2000 (unaudited)  6,000           6           5,994              -


Common stock issued for
cash at $2.00 per share
August 30, 2000 (unaudited) 1,000           1           1,999              -


Common stock issued for
debt at $1.00 per share
Sept. 1, 2000 (unaudited)  13,200          13          13,187              -


Common stock issued for
debt at $1.00 per share
Sept. 16, 2000 (unaudited) 15,000          15          14,985              -

Common stock issued for
cash at $2.00 per share
Sept. 20, 2000 (unaudited)  5,000           5           9,995              -


Common stock issued for
cash at $2.00 per share
Sept.27, 2000 (unaudited)   3,000           3           5,997              -


Common stock issued for
services at $2.00 per share
Sept. 28, 2000 (unaudited)    500           1             999              -

Common stock issued for
debt at $1.00 per share
Sept. 29, 2000 (unaudited)  2,500           2           2,498              -


Common stock issued for
debt at $1.00 per share
Sept. 30, 2000 (unaudited)  1,000            1            999              -

Common stock issued for
debt at $ 1.00 per share
December 5, 2000           19,000          19            37,981             -       -

Conversion of debt
to equity below market          -           -            71,200             -       -

Common stock issued for
cash at $ 1.425 per share
December 7, 2000           58,800          59           83,731      (33,790)        -


Issuance of common stock
below market                    -           -           33,810             -        -
Accrued interest payable
forgiven upon conversion
of debt to equity             -             -            3,514             -        -

Net (loss) for the
 year ended
 December 31, 2000            -            -            -                    328,483
                        ---------    --------       --------    --------    --------
Balance,
 December 31, 2000       768,000     $   768    $   960,611    $(33,790)    (957,747)

Common stocks issued for
cash at $2.00 per share
March 14, 2001             20,000         20         40,000

Stocks subscription
 received                                            33,790

Paid In Capital                                     (43,516)

Common stocks issued
For cash at $ 2.00 per
share, April 16, 2001       1,000           1        1,999

Common stocks issued
For cash at $ 2.00 per
share, April 30, 2001       6,000           6       11,994

Common stocks issued
For cash at $ 2.00 per
share, May 15, 2001     1,000           1        1,999

Common stocks issued
For cash at $ 2.00 per
share, June 1, 2001     1,000           1        1,999

Common stocks issued
For cash at $ 2.00 per
share, June 21, 2001        2,000           2        3,999

Net (loss) for the
 six months ended
 June 30, 2001                                                              (60,372)

                      -----------   -------       --------    --------     --------
Balance,
 June 30, 2001        $   799,000    $   799     $ 979,084   $       -  $(1,018,119)
                      ===========    =======      =========    ========   ==========





                        STRATEGIC PARTNERS, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)

                                                                               From
                                                                               Inception
                                                                               Sept. 25,1998
                                   For the Six Months   For the Three Months   Through
                                      Ended June 30,       Ended June 30,      June 30,
                                    2001          2000    2001         2000    2001
CASH FLOWS FROM
  OPERATING ACTIVITIES

  Net loss                     $ (60,372)    $ (119,311) $ (19,691)  $ (60,039)  $(1,018,119)
  Adjustments to
   reconcile net
   loss to net cash (used)
   by operating activities:
     Depreciation                    341                       114           -           697
  Common stock issued
     for services                      -               -        -           -        438,300
  Stocks issued below market                                                         105,010
 Changes in operating
    assets and liabilities:
  Increase (decrease)in
    Accounts payable              2,413           18,054     2,413      (2,663)       68,368
    Payable - related party                                                          100,000
  Increase in accrued
    interest                          0            2,650         -       1,700
                                  -----           ------    ------     -------       -------
    Net Cash (Used) by
    Operating Activities        (57,618)         (98,607)  (58,881)     (7,001)     (307,744)
                                 ------           -------  -------     -------       -------
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Purchase of Fixed Assets         (956)          (1,476)        -     (1,476)        (4,511)
                                  ------          -------   -------   --------        ------
   Net Cash (Used) by
   Investing Activities            (956)          (1,476)        -     (1,476)        (4,511)
                                  ------          -------  -------    --------        ------
CASH FLOWS FROM
      FINANCING ACTIVITIES
  Proceeds from notes
     payable                                      66,200               15,700         71,200
Issuance of common
     stock for cash               49,881          76,000    22,000     91,700        309,448
Stock offering costs                  -                -         -          -         (9,134)
                                  ------          ------   -------    -------        -------
  Net Cash Provided by
    Financing Activities          49,881         142,200    22,000     91,700        371,514
                                  ------         -------   -------    -------        -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS             (8,693)        (42,117)  (36,881)    29,222         59,259

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD            67,952             386    96,140     13,281             -
                                 -------         -------   -------     ------         ------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD            $ 59,259    $ 42,503  $ 59,259     $ 42,503   $ 59,259
                                 =======      ======   =======     ========     =======
Cash Paid For:

  Interest                       $     -    $      -   $      -     $     -   $      -
  Income taxes                   $     -    $      -   $      -     $     -   $      -




                                        8


                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
               June, 2001 and December 31, 2000


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

b. Provision for Taxes

No provision for income taxes has been made due to on going losses of the Company. The Company has a net operating loss carryover at September 30, 2000 of approximately $ 957,747 which expires in 2021. The potential tax benefit of the loss carryover has been offset by a valuation allowance of the same amount.

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

                                       9

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 31, 2001 and December 31, 2000



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.   Basic (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                               For the
                                                          Six Months Ended
                                                               June 30,
                                                         2001            2000
                                                       (Unaudited)     (Unaudited)


Net loss (numerator)                                  $   (60,372)     $  (119,311)

 Weighted average shares
 outstanding (denominator)                                799,000         569,000
                                                          -------         --------
Basic loss per share                                    $   (0.08)     $    (0.21)
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

g. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of th4e assets are expensed as incurred. Depreciation of property and equipment is determined using the straight line method over the useful lives, primarily from 5 to 7 years. Property and equipment consisted of the following at:
                                        June 30,         December 31
                                         2001              2000

        Office equipment             $    4,511        $    3,555
        Accumulated depreciation         (  697)           (  356)
                                          ------             ------
                                     $     3,817        $    3,199
                                          ======            ======

Depreciation expense for the six months ended June 30, 2001 and 2000 was $ 618 and $ 0, respectively.

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

NOTE 4 -  RELATED PARTY TRANSACTIONS

Office Space

The Company pays rent of $ 1,100 per month on a month-to-month basis for office space in the personal residence of a related party. Rent expense for the June months ended June 30, 2001 and 2000 was $ 6,600 and $ 5,400, respectively.


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

During October 1999, the Company signed an employment contract with its Chief Executive Officer, whereby, the Company agreed to pay him $150,000 per year for five years. Compensation expense associated with this contract amounted to $ 150,000 for the year ended December 31, 2000.

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

   There is currently no market for the shares. The Company filed a new SB-2 Registration for 200,000 shares remaining of the original offering on November 15, 2000.This offering became effective December 15, 2000, The Company recently filed a post effective amendment updating the financial information in the prospectus and extending the offering until December 15, 2001. Copies of the current prospectus may be obtained from our office.

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

          (b) There were no reports filed by us on Form 8-K for the quarter ended June 30, 2001.


                     SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   STRATEGIC PARTNERS, INC.

    Dated:        8/13/2001


By:   /s/ Frank J. Weinstock
     ---------------------------------
     Frank J. Weinstock, President,
     Director, Chief Executive Officer


By:   /s/ Richard D. Spencer
     ---------------------------------
     Richard D. Spencer,
     Director, Chief Financial Officer