Form 10KSB
period 2001-12-31
STRATEGIC PARTNERS INC
filed 2002-03-29
CIK 1100313

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                          FORM 10-KSB

              [X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 2001


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

     The number of issued and outstanding common shares of the registrant
as of December 31, 2001 was 833,400.                 .

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

   This network will consist of representatives from regional brokerage houses and individual accredited investors who share the Company's belief that the equity marketplace can provide a significant benefit to emerging companies which have a successful history of operations but need additional capital to achieve their true potential. The Company will provide an interface between this network and the companies seeking access to the national equity markets. Many companies who could benefit from access to capital sources have no idea of how to gain acceptance and be effective once operating in the equity market place.

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


 Item 2. Properties.

   Description of Property.

           The Company does not own any material property except a nominal amount of office equipment. It leases its current office on a month to month basis from Valley N' Shores at the rate of $ 1,100 per month.

 Item 3. Legal Proceedings.

      There are no legal proceedings pending against or by the Company.

 Item 4. Submissions of Matters to a Vote of Security Holders.

     No matters were submitted to the shareholders during the fiscal year ending December 31, 2001.



 PART II.

 Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters.

   (a) There is no established public trading market for our common shares

   (b) The approximate number of holders of our common stock at 12/31/2001 is 200.

   (c) The Company has paid no cash dividends on its common stock in the past two fiscal years.



 Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.




 LIQUIDITY AND CAPITAL RESOURCES

   The Company is a development-stage enterprise and has had minimal revenue to date. The Company remains dependent on continued sales of common stock to fund overhead costs. In the fiscal year ended December 31, 2001 the Company received proceeds for the sale of common stock of of $ 185,880 net of issuance costs.

   Additional sources of liquidity in the next fiscal year are expected to be fees from the Company's investment banking activities.


 RESULTS OF OPERATIONS

   For the fiscal years ended December 31, 2001 and 2000 the Company had operating losses of $ 268,212 and $ 328,583, respectively. There was no revenue recorded during this period.


 Item 7.   Financial Statements and Supplementary Data.




                     STRATEGIC PARTNERS, INC
                    (A Development Stage Company)
                        FINANCIAL STATEMENTS

                          December 31, 2001


                             CONTENTS


Independent Auditors' Report . . . . . . . . . . . . . . . . . . F 2

Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . .F 3

Statements of Operations  . . . . . . . . . . . . . . . . . . . .F 4

Statements of Stockholders' Equity (Deficit). . . . . . . . . . .F 5

Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . .F 12

Notes to the Financial Statements  . . . . . . . . . . . . . . . F 14 - F 17

                  Independent Auditor's Report


Board of Directors and Stockholders
STRATEGIC PARTNERS, INC.

We have audited the accompanying balance sheet of STRATEGIC PARTNERS, INC. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of STRATEGIC PARTNERS, INC. as of December 31, 2000, were audited by other auditors whose report, dated March 20, 2001, on those statements included an explanatory paragraph that described Company's ability to continue as going concern discussed in Note 5 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of STRATEGIC PARTNERS,INC. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 5, the Company is in development stage and has limited assets, limited working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rogelio G. Castro
Certified Public Accountant

Oxnard, California
March 5, 2002



                         F 2




                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                        Balance Sheet
                                                   December 31,
                                                        2001

CURRENT ASSETS

 Cash                                               $  18,475
                                                       ------
  Total Current Assets                                 18,475
                                                       ------
FIXED ASSETS, NET (Note 2)                              6,416
                                                       ------
  TOTAL ASSETS                                      $  24,891
                                                       ======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable   Related
   Party (Note 3)                                    $136,121
 Accounts Payable                                        1,246
                                                     -------
  Total Current Liabilities                         137,367
                                                     -------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.001 par
  value; 10,000,000 shares
  authorized; 833,400
  shares issued and outstanding                           833
 Additional paid-in capital                         1,112,650
  Deficit accumulated during
  the development stage                            (1,225,959)
                                                    ---------
  Total Stockholders' Equity
            (Deficit)                                (112,476)
                                                    ---------
  TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY (DEFICIT)                                  $ 24,891
                                                      =======








              See accompanying notes to the financial statements.

                             F 3




                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                    Statements of Operations


                                                            From
                                                         inception on
                                   For the years         September 25,
                                     Ended               1998 Through
                                   December 31,          December 31,
                               ---------------------    ------------
                                  2001        2000           2001
                                ---------  ---------    ------------

REVENUES                      $       -   $       -     $      -
                              ---------   ---------     ------------
EXPENSES
  General and administrative    261,155     324,894       1,215,718
  Depreciation                    1,292         356           1,648
                                -------     -------       ---------
    Total Expenses              262,447     325,250       1,217,366
                                -------     -------       ---------
LOSS FROM OPERATIONS           (262,447)   (325,250)     (1,217,366)
                                -------     -------       ---------
OTHER INCOME (EXPENSE)
   Interest expense              (7,250)     (3,476)        (10,764)
   Interest income                1,485         143           2,171
                                -------     -------       ---------
    Total Other Income
      (Expense)                  (5,765)     (3,333)        ( 8,593)
                                -------     -------       ---------
NET LOSS                      $(268,212)  $(328,583)    $(1,225,959)
                                =======     =======       =========


BASIC LOSS PER SHARE            $(.034)     $(.052)
                                  ====        ====














              See accompanying notes to the financial statements.

                             F 4




                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                  Accumulated
                                                   Additional     During the
                                 Common Stock      Paid-In        Development
                              Shares      Amount   Capital        Stage
At Inception on
September 25, 1998               -     $     -   $      -     $       -

Common stock issued
for services at $1.00 per
share, October 9, 1998     215,000         215    214,785             -

Common stock issued
for cash at $1.00 per
share, October 12, 1998      2,000           2      1,998             -

Common stock issued
for cash and services at
$1.00 per share,
October 13, 1998             4,000           4      3,996             -

Common stock issued
for services at $1.00 per
share, October 19, 1998      5,000           5      4,995             -

Common stock issued
for cash and  services at
$1.00 per share,
October 30, 1998            10,000          10      9,990             -

Common stock issued
for cash at $1.00 per
share, November 17, 1998     6,000           6      5,994             -

Common stock issued
for cash at $1.00 per
share, November 24, 1998     3,000           3      2,997             -

Common stock issued for
cash, services and
expenses at $1.00 per
share, December 8, 1998     21,000          21     20,979             -

Less stock offering costs         -          -       (534)            -
Net (loss) for the period
ended December 31, 1998          -           -          -      (264,556)
                           -------      ------      ------       -------
Balance, Dec. 31, 1998     266,000         266    265,200      (264,556)
                           -------      ------     -------       -------
           See accompanying notes to the financial statements.

                             F 5



                      STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)
                                                                Deficit
                                                                Accumulated
                                                   Additional   During the
                               Common Stock        Paid-In      Development
                          Shares      Amount      Capital      Stage
Balance Forward            266,000    $   266    $ 265,200     $(264,556)

Common stock issued
for expenses at $1.00 per
share, January 5, 1999         300           -        300             -

Common stock issued for
cash and  services at
$1.00 per share,
January 16, 1999            12,500          13     12,487             -

Common stock issued
for cash at $1.00 per
share, January 20, 1999     20,000          20     19,980             -

Common stock issued
for cash at $1.00 per
share, February 3, 1999      1,000           1        999             -

Common stock issued
for cash at $1.00 per
share, February 15, 1999     2,200           2      2,198             -

Common stock issued
for cash at $1.00 per
share, February 22, 1999     2,000           2      1,998             -

Common stock issued
for cash at $1.00 per
share, March 12, 1999        6,400           6      6,394             -

Common stock issued
for cash and services
at $1.00 per share,
March 26, 1999              27,500          27     27,473             -

Common stock issued
for cash at $1.00 per
share, May 10, 1999          1,000           1        999             -

Common stock issued
for cash and services
at $1.00 per share,
May 19, 1999                 6,000           6      5,994             -

            See accompanying notes to the financial statements.

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
                           Shares      Amount      Capital      Stage

Common stock issued
for services at $1.00
per share, July 12, 1999     2,000           2      1,998             -

Common stock issued
for services at $1.00
per share, July 27, 1999     1,600          2         1,598           -

Common stock issued
for cash and services
at $1.00 per share,
August 3, 1999                1,000         1           999           -

Common stock issued
for services at $1.00 per
share, August 10, 1999        1,500         2         1,498           -

Common stock issued
for cash at $1.00 per
share, September 17, 1999    12,500        12        12,488           -

Common stock issued
for cash and services
at $1.00 per share,
October 1, 1999             193,500       194       193,306           -

Common stock issued
for cash and services
at $1.00 per share,
October 26, 1999              11,000       11        10,989           -

Common stock issued
for services at $1.00 per
share, October 29, 1999        1,000        1           999           -

Less stock offering costs           -        -       (8,600)          -

Net (loss) for the year
ended December 31, 1999            -        -             -      (364,608)
                             --------     -----     --------      --------
Balance,
December 31, 1999            569,000   $   569   $  559,297     $(629,164)
                             -------      ----      -------       -------

            See accompanying notes to the financial statements.

                             F 7


                      STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)
                                                                   Deficit
                                                                  Accumulated
                                          Additional               During the
                           Common Stock     Paid-In  Subscription  Development
                         Shares    Amount   Capital   Receivable    Stage
Balance forward,
December 31, 1999        569,000   $ 569   $ 559,297           -  $ (629,164)

Common stock issued for
cash at $ 2.00 per share
May 22, 2000              29,000      29      57,971            -          -

Common stock issued for
cash at $ 2.00 per share
May 25, 2000               5,000       5       9,995            -          -

Common stock issued for
cash at $ 2.00 per share
June 1, 2000               2,000       2       3,998            -          -

Common stock issued for
cash at $ 1.00 per share
June 3, 2000               5,000       5       4,995            -          -

Common stock issued for
cash at $ 2.00 per share
June 15, 2000              1,000       1       1,999            -          -

Common stock issued for
cash at $ 2.00 per share
June 23, 2000              1,000       1       1,999            -          -

Common stock issued for
debt at  $1.00 per share
June 30, 2000              7,500       8       7,492            -          -

Common stock issued for
debt at $1.00 per share
July 19, 2000              2,500       2       2,498            -          -

Common stock issued for
services at $2.00 per share
July 19, 2000               500        1         999            -          -

Common stock issued for
cash at $2.00  per share
July 24, 2000              2,000       2       3,998            -          -


            See accompanying notes to the financial statements.

                             F 8

                      STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)
                                                                   Deficit
                                                                  Accumulated
                                          Additional               During the
                           Common Stock     Paid-In  Subscription  Development
                        Shares    Amount   Capital   Receivable    Stage

Common stock issued for
debt at $1.00 per share
July 31, 2000             12,500      12      12,488            -          -

Common stock issued for
debt at $1.00 per share
August 2, 2000             6,000      6        5,994            -          -

Common stock issued for
debt at $1.00 per share
August 3, 2000             6,000      6        5,994            -          -

Common stock issued for
cash at $2.00 per share
August 30, 2000            1,000      1        1,999            -          -

Common stock issued for
debt at $1.00 per share
September 1, 2000         13,200     13       13,187           -           -

Common stock issued for
debt at $1.00 per share
September 16, 2000        15,000     15       14,985           -           -

Common stock issued for
cash at $2.00 per share
September 20, 2000         5,000      5        9,995           -           -

Common stock issued for
cash at $2.00 per share
September 27, 2000         3,000      3        5,997           -           -

Common stock issued for
services at $2.00 per share
September 28, 2000          500       1          999           -           -

Common stock issued for
debt at $1.00 per share
September 29, 2000         2,500      2        2,498           -           -

Common stock issued for
debt at $1.00 per share
September 30, 2000         1,000      1          999           -           -

            See accompanying notes to the financial statements.

                             F 9


                     STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)
                                                                   Deficit
                                                                  Accumulated
                                          Additional               During the
                           Common Stock     Paid-In  Subscription  Development
                         Shares    Amount   Capital   Receivable    Stage

Common stock issued for
debt at $ 1.00 per share
December 5, 2000           19,000    19       37,981           -           -

Conversion of debt
to equity below market          -     -       71,200           -           -

Common stock issued for
cash at $ 1.425 per share
December 7, 2000           58,800    59       83,731     (33,790)          -

Issuance of common stock
below market                    -     -       33,810           -           -

Accrued interest payable
forgiven upon conversion
of debt to equity               -     -        3,514           -           -

Net (loss) for the
 year ended
 December 31, 2000              -     -            -           -      328,483
                         --------  -----     -------     -------     --------
Balance,
  December 31, 2000       768,000 $ 768    $ 960,611    $(33,790)    (957,747)

Common stocks issued for
cash at $2.00 per share
March 14, 2001             20,000    20       40,000           -           -

Stocks subscription
 received                       -     -                   33,790           -

Issuance of common stock
below market                    -     -       24,102           -           -

Common stocks issued
for cash at $2.00 per
share, April 30, 2001      1,000      1        1,999           -           -

Common stocks issued
for cash at $2.00 per
share, April 30, 2001         6,000    6       11,994           -           -


            See accompanying notes to the financial statements.

                             F 10

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)
                                                                   Deficit
                                                                  Accumulated
                                          Additional               During the
                           Common Stock     Paid-In  Subscription  Development
                        Shares    Amount   Capital   Receivable    Stage

Common stocks issued
for cash at $2.00 per
share, May 15, 2001         1,000     1        1,999           -           -

Common stocks issued
for cash at $2.00 per
share, June 1, 2001         1,000     1        1,999           -           -

Common stocks issued
for cash at $2.00 per
share, June 21, 2001        2,000     2        3,998           -           -

Common stocks issued
for cash at $2.00 per
share, July 31, 2001        9,000     9       17,991           -           -

Common stocks issued
for cash at $2.00 per
share, August 31, 2001      8,000     8       15,992           -           -

Common stocks issued
for cash at $2.00 per
share, September 30, 2001   7,000     7       13,993           -           -

Common stocks issued
For cash at $2.00 per
share, October 16, 2001     7,000     7     13,993           -           -

Common stocks issued
For cash at $2.00 per
share, November 26, 2001    1,000     1        1,999           -           -

Common stocks issued
for cash at $2.00 per
share, December 3, 2001     1,000     1        1,999           -           -

Shares adjustment           1,400     1            -           -           -

Net (loss) for year ended
December 31, 2001                                                   (268,212)
                          -------  ----    ---------    --------    ----------
Balance
  December 31, 2001       833,400  $833   $1,112,651   $       - $(1,225,959)
                          =======   ===    =========    ========   =========
           See accompanying notes to the financial statements.

                             F 11

                     STRATEGIC PARTNERS, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows
                                                          September 23,
                                For the years ended      1998 (inception)
                                   December 31,       through December 31,
                                 2001         2000           2001
                              ----------  -----------   -----------------
CASH FLOWS FROM
  OPERATING ACTIVITIES
  Net loss                   $  (268,212)   $ (328,583)   $(1,225,959)
Adjustments to
   reconcile net
   loss to net cash (used)
   by operating activities:
    Depreciation                   1,292           356          1,648
    Common stock issued
     for services                                2,000        438,300
    Stocks issued below market    24,102       105,010        129,112
  Changes in operating
    assets and liabilities:
  Increase (decrease)in
  Accounts payable-related party  36,122         35,354       136,121
  Accounts payable                (   63)         1,309         1,246
  Accrued interest                                  (38)           -
                                -------         -------       -------
   Net Cash (Used) by
       Operating Activities    (206,760)       (184,592)     (519,532)
                                -------         -------       -------
CASH FLOWS FROM
   INVESTING ACTIVITIES
     Purchase of Fixed Assets    (4,509)         (3,555)       (8,064)
                               -------         -------       -------
     Net Cash (Used) by
      Investing Activities       (4,509)            (3,555)       (8,064)
                                 ------           ------      -------
CASH FLOWS FROM
      FINANCING ACTIVITIES
Subscriptions received            33,790                        33,790
Proceeds from Notes Payable                      66,200        71,200
  Issuance of common
     stock for cash             128,002         189,513       450,215
  Stock offering costs                -               -        (9,134)
                                -------         -------       -------
   Net Cash Provided by
     Financing Activities       161,792         255,713       546,071
                                -------         -------       -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS           (49,477)        67,566         18,475



            See accompanying notes to the financial statements.

                             F 12

                        STRATEGIC PARTNERS, INC.
                     (A Development Stage Company)
                   Statements of Cash Flows (continued)
                                                          September 23,
                                For the years ended      1998 (inception)
                                   December 31,       through December 31,
                                 2001         2000           2001
                              ----------  -----------   -----------------


CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD          67,952            386              -
                                -------        -------        -------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD            $18,475        $67,952        $18,475
                                 ======        =======         ======


SUPPLEMENTAL INFORMATION

Non-cash investing and financing activities:
  Common Stock Issued
    for conversion of debt      $     - $  71,200       $71,200

  Common stock issued
    for subscription receivable $(33,790)    $  33,790      $     -






















            See accompanying notes to the financial statements.

                             F 13






                  STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                    December 31, 2001


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

b. Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $26,895 for the year 2001.

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









                             F-14





                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements (continued)
                     December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.   Basic Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2001, the Company had no issuable shares qualifed as dilutive

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:
                                                          For the
                                                        years ended
                                                        December 31.
                                                   2001            2000
 Net loss (numerator)                          $ (268,212)   $ (328,583)
 Weighted average shares
 outstanding (denominator)                        792,412       690,200
                                                  -------      --------
Basic loss per share                           $   (0.34)   $    (0.52)
                                                 ========     ========

g. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight line method over the useful lives, primarily from 5 to 7 years. Property and equipment consisted of the following at:
                                       December 31,      December 31
                                         2001              2000

        Office equipment              $    8,064        $    3,555
        Accumulated depreciation          (1,648)           (  356)

                                          ------             ------
                                     $     6,416         $    3,199
                                          =======            =======

Depreciation expense for the year ended December 31, 2001 and 2000 was $1,292 and $356, respectively.



                             F 15




                 STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements (continued)
                     December 31, 2001



NOTE 3 -  RELATED PARTY TRANSACTIONS

Office Space

The Company pays rent of $ 1,100 per month on a month-to-month basis for office space in the personal residence of a related party. Rent expense for the year ended December 31, 2001 and 2000 was $ 13,200 and $ 8,100, respectively.

Accounts Payable

Accounts payable consist of unpaid consulting expenses for Chief
Executive Officer in the amount of $136,122 at December 31, 2001.

Employment Agreements

During October 1999, the Company signed an employment contract with its Chief Executive Officer, whereby, the Company agreed to pay him $150,000 per year for five years. Compensation expense associated with this contract amounted to $150,000 for the year ended December 31, 2001.

The Company agreed to pay its Secretary $2,500 per month as compensation. Compensation expense associated with this agreement amounted to $30,000 and $22,500 for the year ended December 31, 2001 and 2000, respectively.


NOTE 4   INCOME TAXES

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:
                                                        Year Ended
                                                       December 31,
                                                         2001
                                                       -----------
             Income tax benefit at statutory rate        $268,212
             Change in valuation allowance               (268,212)
                                                        ---------
                                                         $     -
                                                        =========

The Company has a net operating loss carryover at December 31, 2001 of approximately $1,225,959 which expires in 2021. The potential tax benefit of the loss carryover has been offset by a valuation allowance of the same amount.


                             F 16




                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements (continued)
                     December 31, 2001


NOTE 5 - GOING CONCERN

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


NOTE 5   SUBSEQUENT EVENT

On January 1, 2002, the accounts payable to related party was converted into a promissory note payable bearing interest rate of seven and one quarter percent. The principal payment of $135,000 is due on December 31, 2002.




























                           F 17




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We are a development stage company without significant assets or clients. We were formed to engage in the business of providing consulting services to companies with respect to finance, mergers, acquisitions, raising capital in the public markets and marketing on the internet. We registered an initial public offering consisting of 300 units at $ 2,000 per unit. This registration statement was renewed in October, 2001 and continues through November, 2002. A copy of the prospectus may be obtained on our web site under "stock offer". Our website address is www.strategic-partners-inc.com.

     There is currently no market for the shares. We plan to file for trading privileges on the MASDAQ small cap market in the near future.

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


Item 8. Changes and Disagreements with Accountants and Accounting and Financial Disclosures.

     Rogelio G. Castro, CPA replaced H.J. and Associates as of
1/1/2001. There is no disagreements with any prior accountant.



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











                                         SUMMARY COMPENSATION TABLE

                                                      Long Term
                                     2001 Annual      Compensation
                                     Compensation     Awards

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

(1) Mr. Weinstock's compensation was $ 150,000 for the year ended
      December 31, 2001.

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






Title of   Name and Address        Amount and Nature        Percent of
Class      of Beneficial Owner     of Beneficial Owner      Class

Common
Shares     Frank J. Weinstock      300,000  Shares          36%
           3525 Sunset Lane
           Oxnard, CA 93035

           Trish R. Francis        28,500  Shares(1)         3%
           3525 Sunset Lane
           Oxnard, CA 93035


           David G. Lilly          55,000 Shares             10%
           155 W. Washington Blvd.
           Suite 1005
           Los Angeles, CA 90015

           Alex Blumkin            84,300 Shares         10%
           5276 Lindley
           Encino, CA 91316


Total number of shares
owned by officers
and directors:                     467,800 Shares             56%


   (1) Includes 7,500 shares owned by the children of Trish R. Francis.







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


    Dated:       3/15/2002
                   -------

By:   /s/ Frank J. Weinstock
     ---------------------------------
     Frank J. Weinstock, President,
    Director and Chief Executive Officer



By:   /s/ Richard D. Spencer
     ---------------------------------
     Richard D. Spencer. Director and
     Chief Financial Officer