Form 10-Q
period 2002-03-31
STRATEGIC PARTNERS INC
filed 2002-05-20
CIK 1100313

U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED March. 31, 2002.


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

Yes         No     X




The number of common shares issued and outstanding as of March 31, 2002 was 847,500.

This report form is not filed as a transitional format.

Total sequentially numbered pages in this document: 16





                              1











TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
    Balance Sheets.......................................3
    Statements of Operations.............................4
    Statements of Stockholders' Equity (Deficit).........5
    Statements of Cash Flows............................11
    Notes to the Financial Statements...................12

Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations.......15

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...............16
     Signatures.........................................16












                    2



























  ITEM 1 - Financial Information


                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                         Balance Sheets
              March 31, 2002 and December 31, 2001



                                     March 31,               December 31,
                                      2002                    2001
                                  (Unaudited)

              ASSETS
CURRENT ASSETS
 Cash                          $      14,593              $     18,475
                                      ------                    ------
  Total Current Assets                14,593                    18,475
                                      ------                    ------

FIXED ASSETS, NET (Note 2)             6,013                     6,416
                                      ------                     -----

  TOTAL ASSETS                 $      20,607              $     24,891
                                     =======                    ======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable-Related
   Party (Note 4)               $    161,121              $    136,121

                                     -------                   -------
  Total Current Liabilities          161,121                   137,367
                                     -------                   -------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.001 par
  value; 10,000,000 shares
  authorized; 847,500 and
  833,400 shares issued and
  outstanding, respectively              848                       833
 Additional paid-in capital        1,140,236                 1,112,650
 Stock subscription
 Deficit accumulated during
  the development stage           (1,281,598)               (1,225,959)
                                    --------                   -------
  Total Stockholders' Equity
             (Deficit)              (140,514)                 (112,476)
                                    ---------                   ------
  TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY (DEFICIT)            $      20,607            $       24,891
                                    =========                   =======


                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)
                                                              From
                                                              Inception on
                                            For the three     September 25,
                                            Months Ended      1998 Through
                                             March 31,         March 31,
                                            2002        2001   2002



REVENUES                                   $      -     $       -   $
  -

EXPENSES

 General and
    administrative                          (53,424)      (73,493)  (1,269,142)
 Depreciation                                  (403)       (2,051)
                                            -------       -------   ---------
(LOSS) FROM
    OPERATIONS                              (53,827)      (73,493)  (1,271,193)

                                           --------       -------   ---------
OTHER INCOME (EXPENSE)

  Interest expense                           (1,812)       (7,250)     (12,576)
  Miscellaneous
      income                                     14            576       2,185
                                            -------        -------     --------

  Total Other Income
      (Expense)                                   -         (6,674)    (10,391)
                                           --------        -------    ---------
NET (LOSS)                               $  (55,625)     $ (80,167)  $1,281,584
                                            =======        =======    =========


BASIC (LOSS)
    PER SHARE                                 $   (0.06)     $    (0.10)
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













































                       STRATEGIC PARTNERS, INC.
                   (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit) (Continued)

                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During the
                              Common Stock          Paid-In      Development
                           Shares      Amount       Capital      Stage

Common stock issued for
debt at $1.00 per share
Sept. 1, 2000 (unaudited)  13,200          13          13,187              -

Common stock issued for
debt at $1.00 per share
Sept. 16, 2000 (unaudited) 15,000          15          14,985              -

Common stock issued for
cash at $2.00 per share
Sept. 20, 2000 (unaudited)  5,000           5           9,995              -

Common stock issued for
cash at $2.00 per share
Sept.27, 2000 (unaudited)   3,000           3           5,997              -

Common stock issued for
services at $2.00 per share
Sept. 28, 2000 (unaudited)    500           1             999              -

Common stock issued for
debt at $1.00 per share
Sept. 29, 2000 (unaudited)  2,500           2           2,498              -


Common stock issued for
debt at $1.00 per share
Sept. 30, 2000 (unaudited)  1,000            1            999              -

Common stock issued for
debt at $ 1.00 per share
December 5, 2000           19,000          19            37,981             -
    -

Conversion of debt
to equity below market          -           -            71,200             -
    -

Common stock issued for
cash at $ 1.425 per share
December 7, 2000           58,800          59           83,731      (33,790)
    -

Issuance of common stock
below market                    -           -           33,810             -
    -
Accrued interest payable
forgiven upon conversion
of debt to equity             -             -            3,514             -
    -

Net (loss) for the
 year ended
 December 31, 2000            -            -            -
328,483
                        ---------    --------       --------    --------
--------
Balance,
 December 31, 2000       768,000     $   768    $   960,611    $(33,790)
(957,747)


Common stocks issued for
cash at $2.00 per share
March 14, 2001             20,000         20          40,000

Stocks subscription
 received                                                         33,790

Issuance of common stock
below market                    -           -         24,102


















































                      STRATEGIC PARTNERS, INC.
                   (A Development Stage Company)
        Statements of Stockholders' Equity (Deficit) (Continued)

                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During the
                              Common Stock          Paid-In      Development
                           Shares      Amount       Capital      Stage

Common stocks issued
For cash at $2.00 per
Share, April 16, 2001       1,000         1         1,999

Common stocks issued
For cash at $2.00 per
Share, April 30, 2001       6,000          6        11,994

Common stocks issued
For cash at $2.00 per
Share, May 15, 2001         1,000            1        1,999

Common stocks issued
For cash at $2.00 per
Share, June 1, 2001         1,000            1        1,999

Common stocks issued
For cash at $2.00 per
Share, June 21, 2001        2,000            2        3,998

Common stocks issued
For cash at $2.00 per
Share, July 31, 2001        9,000            9       17,991

Common stocks issued
For cash at $2.00 per
Share, August 31, 2001      8,000            8       15,992

Common stocks issued
For cash at $2.00 per
Share, September 30, 2001   7,000            7       13,993

Common stocks issued
For cash at $2.00 per
share, October 16, 2001    7,000             7       13,993

Common stocks issued
For cash at $2.00 per
share, November 26, 2001   1,000             1        1,999

Common stocks issued
for cash at $2.00 per
share, December 3, 2001    1,000              1       1,999

Net (loss) for year ended                                     (268,212)
December 31, 2001


Prior year adjustment      1,400             1
                        --------         -----     ----------     -----
-----------

Balance
  December 31, 2001   833,400    $ 833     $1,112,651      $ -
$(1,225,959)

Common stocks issued
For cash at $2.00 per
Share, February 27, 20024,000        4     7,996

Common stocks issued
For cash at $1.00 per
Share, February 27, 2002 600       1       599

Common stocks issued
For cash at $2.00 per
Share, March 1, 2002   1,000          1     1,999

Common stocks issued
For cash at $2.00 per
Share, March 13, 2002  1,000          1     1,999










































                     STRATEGIC PARTNERS, INC.
                   (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Continued)

                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During the
                              Common Stock          Paid-In      Development
                           Shares      Amount       Capital      Stage

Common stocks issued
For cash at $2.00 per
Share, March 18, 2002         2,000          2     3,998

Common stocks issued
For cash at $2.00 per
Share, March 19, 2002         2,000          2     3,998

Common stocks issued
For cash at $2.00 per
Share, March 23, 2002         3,500          4     7,996

Net loss for
  March 31, 2002                                 (55,639)
                            --------     -----   ----------      ----------
Balance at
  March 31, 2002             847,500   $  848  $ 1,140,236     $(1,281,598)
                            ========     ====   ==========     ==========


                                       10

















                        STRATEGIC PARTNERS, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)


                                                                              From
                                                                            Inception
                                                                         Sept 25,1998
                                                      For the Three Months  Through
                                                         Ended March 31,    March 31,
                                                      2002         2001     2002
                                                  ----------- ---------- ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES

  Net loss                                         $ (55,639)  $ (80,167)$(1,281,598)
  Adjustments to
   reconcile net
   loss to net cash (used)
   by operating activities:
     Depreciation                                        403         226        2,051
  Common stock issued
     for services                                          -           -      438,300
  Stocks issued below market                          129,112
Changes in operating
    assets and liabilities:
  Increase (decrease)in
    accounts payable                                   23,754      12,415     161,121
                                                       ------      ------     -------
    Net Cash (Used) by
    Operating Activities                              (31,482)    (67,526)   (551,014)
                                                      -------      -------   ---------
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Purchase of Fixed Assets                                 -         (956)     (8,064)
                                                      -------     -------    --------
   Net Cash (Used) by
   Investing Activities                                    -         (956)     (8,064)
                                                      -------     -------    --------
CASH FLOWS FROM
      FINANCING ACTIVITIES
  Proceeds from notes
     payable                                                -          -       71,200
  Issuance of common
     stock for cash                                    27,600      62,880     477,815
  Stocks subscriptions payment                              -      33,790      33,790
  Stock offering costs                                      -          -       (9,134)
                                                      -------    --------      -------
  Net Cash Provided by
    Financing Activities                               27,600      96,670      573,671
                                                      -------    -------      -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  (3,882)    (28,188)      14,593

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                18,475      67,952          -


                                                    --------      -------      -------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                 $ 14,593     $96,140   $   14,593
                                                      =======    ========      =======
Cash Paid For:

  Interest                                           $     -     $     -   $       -
  Income taxes                                       $     -     $     -   $       -

NON-CASH FINANCING
  ACTIVITIES

   Common Stock Issued
   for conversion of debt                                              -      71,200
    Common Stock Issued
     for services                                                            438,300

                                        11










































                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                     March 31, 2002


NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

Strategic Partners, Inc.(a development stage company) (the Company) was organized under the laws of the State of Wyoming on September 25, 1998. The purpose of the Company is to engage in the business of investment banking. The Company has had no active operations from inception.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

b. Advertising

Advertising costs are expense as incurred. Advertising expense totaled $26,895 for the year 2001.

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












                        12









                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
           Notes to the Financial Statements (continued)
                     March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.   Basic Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of March 31, 2002, the Company had no issuable shares qualified as dilutive

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:
                                                      For the
                                                    three months
                                                      March 31,
                                                 2002          2001
 Net loss (numerator)                        $ (55,636)   $(80,167)
 Weighted average shares
 outstanding (denominator)                     839,844      788,000

Basic loss per share                         $  (0.06)    $  (0.10)
                                               ========     ========

g. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight line method over the useful lives, primarily from 5 to 7 years. Property and equipment consisted of the following at:
                                       March 31,        March 31,
                                         2002              2001

        Office equipment              $    8,064        $  3,555
        Accumulated depreciation          (2,051)         (  356)
                                          ------           ------
                                     $     6,013         $ 3,199
                                          =======         ======

Depreciation expense for the three months ended March 31, 2002 and 2001 was $403 and $226, respectively.


h.  Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.


                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
           Notes to the Financial Statements (continued)
                         March 31, 2002

NOTE 3 -  RELATED PARTY TRANSACTIONS

Office Space

The Company pays rent of $ 1,100 per month on a month-to-month basis for office space in the personal residence of a related party. Rent expense for the three months ended March 31, 2002 and 2001 was $3,300 and $3,300, respectively.

Accounts Payable

Accounts payable consist of unpaid consulting expenses for Chief
Executive Officer in the amount of $161,121 at March 31, 2001.

Employment Agreements

During October 1999, the Company signed an employment contract with its Chief Executive Officer, whereby, the Company agreed to pay him $150,000 per year for five years. Compensation expense associated with this contract amounted to $150,000 for the year ended December 31, 2001.

The Company agreed to pay its Secretary $2,500 per month as compensation. Compensation expense associated with this agreement amounted to $7,500 for the three months ended March 31, 2001.


NOTE 4   INCOME TAXES

The Company has a net operating loss carryover at December 31, 2001 of approximately $1,225,959 which begin to expire in 2020. The potential tax benefit of the loss carryover has been offset by a valuation allowance of the same amount.


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








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We are a development stage company without significant assets or clients. We were formed to engage in the business of providing consulting services to companies with respect to finance, mergers, acquisitions, raising capital in the public markets and marketing on the internet. We registered an initial public offering consisting of 300 units at $ 2,000 per unit. This registration statement was renewed in October, 2000 and continues through November, 2002. A copy of the prospectus may be obtained on our web site under "stock offer". Our website address is www.strategic-partners-inc.com.

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

















PART II - OTHER INFORMATION



 ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (b) There were no reports filed by us on Form 8-K for the quarter ended March 31, 2002.




                     SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   STRATEGIC PARTNERS, INC.

    Dated:        5/14/2002
                   -------

By:   /s/ Frank J. Weinstock
     ---------------------------------
     Frank J. Weinstock, President,
     Director, Chief Executive Officer


By:   /s/ Richard D. Spencer
     ---------------------------------
     Richard D. Spencer,
     Director, Chief Financial Officer





                        16