Form 10-Q/A
period 2002-03-31
STRATEGIC PARTNERS INC
filed 2002-07-17
CIK 1100313

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



REVENUES                                   $      -     $       -   $
  -

EXPENSES

 General and
    administrative                          (53,424)      (73,493)  (1,269,142)
 Depreciation                                  (403)       (2,051)
                                            -------       -------   ---------
(LOSS) FROM
    OPERATIONS                              (53,827)      (73,493)  (1,271,193)

                                           --------       -------   ---------
OTHER INCOME (EXPENSE)

  Interest expense                           (1,812)       (7,250)     (12,576)
  Miscellaneous
      income                                     14            576       2,185
                                            -------        -------     --------

  Total Other Income
      (Expense)                                   -         (6,674)    (10,391)
                                           --------        -------    ---------
NET (LOSS)                               $  (55,625)     $ (80,167) ($1,281,584)
                                            =======        =======    =========


BASIC (LOSS)
    PER SHARE                                 $   (0.06)     $    (0.10)
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