Form 10-Q
period 2002-06-30
STRATEGIC PARTNERS INC
filed 2002-08-14
CIK 1100313

U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED June 30, 2002.


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

Yes         No     X


 The number of common shares issued and outstanding as of June 30, 2002 was 864,000.

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












                    2

























  ITEM 1 - Financial Information

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                         Balance Sheets

                                     June 30,               December 31,
                                      2002                    2001
                                  (Unaudited)

              ASSETS
CURRENT ASSETS
 Cash                          $         350              $     18,475
                                      ------                    ------
  Total Current Assets                   350                    18,475
                                      ------                    ------

FIXED ASSETS, NET (Note 2)             5,610                     6,416
                                      ------                     -----

  TOTAL ASSETS                 $       5,960              $     24,891
                                     =======                    ======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable-Related
   Party (Note 4)               $    171,220              $    136,121

                                     -------                   -------
  Total Current Liabilities          171,220                   137,367
                                     -------                   -------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.001 par
  value; 10,000,000 shares
  authorized; 864,000 and
  833,400 shares issued and
  outstanding, respectively              865                       833
 Additional paid-in capital        1,174,219                 1,112,650
 Stock subscription
 Deficit accumulated during
  the development stage           (1,340,344)               (1,225,959)
                                    --------                   -------
  Total Stockholders' Equity
             (Deficit)              (165,260)                 (112,476)
                                    ---------                   ------
  TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY (DEFICIT)            $       5,960            $       24,891
                                    =========                   =======









                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                                From
                                                                                Inception on
                                 For the Six             For the Three          September 25,
                                 Months Ended            Months Ended           1998 Through
                                   June 30,                 June 30,             June 30,
                               2002        2001         2002        2001           2002


REVENUES                   $    -      $       -      $      -      $       -   $      -

EXPENSES

 General and
    administrative         110,724       60,372        56,884         19,691     1,328,091

                           -------       ------       -------        -------     ---------
(LOSS) FROM OPERATIONS    (110,724)    ( 60,372)      (56,884)       (19,691)   (1,328,091)
                           -------      --------       --------       -------    ---------
OTHER INCOME (EXPENSE)
Interest expense            (3,675)          -         (1,862)             -       (14,438)
 Miscellaneous income           14           -              -              -         2,185
                            ------       ------        -------        -------      --------
  Total Other Income
      (Expense)             (3,661)          -         (1,862)             -       (12,253)

                            ------      --------       --------        --------   ---------
NET (LOSS)             $ (114,385)    $( 60,372)     $(58,746)      $ (19,691) $(1,340,344)
                          ========      ========       =======         =======   ==========

BASIC (LOSS)
    PER SHARE              $(0.13)      $(0.08)       $(0.07)         $(0.02)
                            ======       ======        ======          ======






















                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)

<s>                    <c>             <c>       <c>              c>
                                                                  Deficit
                                                                  Accumulated
                                                   Additional     During the
                                 Common Stock      Paid-In        Development
                              Shares      Amount   Capital        Stage
At Inception on
September 25, 1998               -     $     -    $      -     $       -

Common stock issued
for services at $1.00 per
share, October 9, 1998     215,000         215     214,785             -

Common stock issued
for cash at $1.00 per
share, October 12, 1998      2,000           2       1,998             -

Common stock issued
for cash and services at
$1.00 per share,
October 13, 1998             4,000           4       3,996             -

Common stock issued
for services at $1.00 per
share, October 19, 1998     5,000           5       4,995             -

Common stock issued
for cash and  services at
$1.00 per share,
October 30, 1998            10,000          10       9,990             -

Common stock issued
for cash at $1.00 per
share, November 17, 1998     6,000           6       5,994             -

Common stock issued
for cash at $1.00 per
share, November 24, 1998     3,000           3       2,997             -

Common stock issued for
cash, services and
expenses at $1.00 per
share, December 8, 1998    21,000          21      20,979              -

Less stock offering costs        -           -        (534)           -

Net (loss) for the period
ended December 31, 1998          -           -           -      (264,556)
                            ------      ------      ------       -------
Balance, Dec. 31, 1998     266,000         266     265,200      (Mm264,556)

Common stock issued
for expenses at $1.00 per
share, January 5, 1999         300           -        300              -

Common stock issued for
cash and  services at
$1.00 per share,
January 16, 1999            12,500          13     12,487              -

Common stock issued
for cash at $1.00 per
share, January 20, 1999     20,000          20     19,980              -

Common stock issued
for cash at $1.00 per
share, February 3, 1999      1,000           1        999              -

Common stock issued
for cash at $1.00 per
share, February 15, 1999     2,200           2      2,198                 -
                           --------     -------    -------          --------
Balance Forward             302,000     $   302 $  301,164      $  (264,556)
















































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















































                      STRATEGIC PARTNERS, INC.
                   (A Development Stage Company)
        Statements of Stockholders' Equity (Deficit) (Continued)

                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During the
                              Common Stock          Paid-In      Development
                           Shares      Amount       Capital      Stage

Common stocks issued
For cash at $2.00 per
Share, April 16, 2001       1,000         1    1,999

Common stocks issued
For cash at $2.00 per
Share, April 30, 2001          6,000           6        11,994

Common stocks issued
For cash at $2.00 per
Share, May 15, 2001         1,000            1        1,999

Common stocks issued
For cash at $2.00 per
Share, June 1, 2001         1,000            1        1,999

Common stocks issued
For cash at $2.00 per
Share, June 21, 2001        2,000            2        3,998

Common stocks issued
For cash at $2.00 per
Share, July 31, 2001        9,000            9       17,991

Common stocks issued
For cash at $2.00 per
Share, August 31, 2001      8,000            8       15,992

Common stocks issued
For cash at $2.00 per
Share, September 30, 2001   7,000            7       13,993

Common stocks issued
For cash at $2.00 per
share, October 16, 2001    7,000        7    13,993

Common stocks issued
For cash at $2.00 per
share, November 26, 2001   1,000        1     1,999

Common stocks issued
for cash at $2.00 per
share, December 3, 2001    1,000        1     1,999

Net (loss) for year ended                                     (268,212)
December 31, 2001

Prior year adjustment      1,400             1
                        --------         -----     ----------     -----    -----------

Balance
  December 31, 2001   833,400    $ 833     $1,112,651      $ -     $(1,225,959)

Common stocks issued
For cash at $2.00 per
Share, February 27, 2002   4,000        4     7,996

Common stocks issued
For cash at $1.00 per
Share, February 27, 2002 600       1       599

Common stocks issued
For cash at $2.00 per
Share, March 1, 2002          1,000          1     1,999

Common stocks issued
For cash at $2.00 per
Share, March 13, 2002         1,000          1     1,999










































                     STRATEGIC PARTNERS, INC.
                   (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Continued)

                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During the
                              Common Stock          Paid-In      Development
                           Shares      Amount       Capital      Stage

Common stocks issued
For cash at $2.00 per
Share, March 18, 2002         2,000          2     3,998

Common stocks issued
For cash at $2.00 per
Share, March 19, 2002         2,000          2     3,998

Common stocks issued
For cash at $2.00 per
Share, March 23, 2002         3,500          4     7,996


Common stocks issued
For cash at $2.00 per
Share, March 28, 2002         1,000          1     1,999

Common stocks issued
For cash at $2.00 per
Share, April 2, 2002          2,000          2     3,998

Common stocks issued
For cash at $2.00 per
Share, April 9, 2002          4,000          4     7,996

Common stocks issued
For cash at $2.00 per
Share, April 16, 2002         2,000          2     3,998

Common stocks issued
For cash at $2.00 per
Share, April 30, 2002         5,000          5     9,995

Common stocks issued
For cash at $2.00 per
Share, May 7, 2002         1,000        1     1,999

Common stocks issued
For cash at $2.00 per
Share, June 10,2002        2,000        2     3,998

Net loss for
 June 30, 2002                                            (114,385)
                         --------              -----      ----------         ----------
Balance at
  June 30, 2002           864,500           $ 865       $ 1,174,219         $(1,340,344)
                         ========            ====        ==========          ==========



                        STRATEGIC PARTNERS, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)

                                                                            From
                                                                            Inception
                                                                            Sept. 25,1998
                                                      For the Three Months  Through
                                                         Ended June 30,     June 30,
                                                      2002         2001     2002
                                    ----------- ---------- ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES

  Net loss                                         $ (58,746)  $ (55,639)$(1,340,344)
  Adjustments to
   reconcile net
   loss to net cash (used)
   by operating activities:
     Depreciation                                        403         403        2,454
  Common stock issued
     for services                                          -           -      438,300
  Stocks issued below market                                   129,112
Changes in operating
    assets and liabilities:
  Increase (decrease)in
    accounts payable                                   12,100      20,754     171,220
                                                       ------      ------     -------
    Net Cash (Used) by
    Operating Activities                              (46,243)    (31,482)   (599,258)
                                                      -------      -------   ---------
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Purchase of Fixed Assets                                 -            -      (8,064)
                                                      -------     -------    --------
   Net Cash (Used) by
   Investing Activities                                    -            -      (8,064)
                                                      -------     -------    --------
CASH FLOWS FROM
      FINANCING ACTIVITIES
  Proceeds from notes
     payable                                                -          -       71,200
  Issuance of common
     stock for cash                                    32,000      27,600     511,816
  Stocks subscriptions payment                              -          -       33,790
  Stock offering costs                                      -          -       (9,134)
                                                      -------    --------      -------
  Net Cash Provided by
    Financing Activities                               32,000      27,600     607,672
                                                      -------    -------      -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 (14.243)    ( 3,882)        350

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                14,593      18,475          -
                                                     --------      -------      -------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                 $    350     $14,593   $     350
                                                      =======    ========     =======
Cash Paid For:

  Interest                                           $     -     $     -   $       -
  Income taxes                                       $     -     $     -   $       -

NON-CASH FINANCING
  ACTIVITIES

   Common Stock Issued
   for conversion of debt                                              -      71,200
    Common Stock Issued
     for services                                                            438,300





                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                     June 30, 2002


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

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
           Notes to the Financial Statements (continued)
                     June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.   Basic Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of June 30, 2002, the Company had no issuable shares qualified as dilutive

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:
                                                      For the
                                                    three months
                                                      June 30,
                                                 2002          2001
 Net loss (numerator)                        $ (56,884)   $(55,636)
 Weighted average shares
 outstanding (denominator)                     843,258      839,844

Basic loss per share                         $  (0.07)    $  (0.06)
                                               ========     ========

g. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight line method over the useful lives, primarily from 5 to 7 years. Property and equipment consisted of the following at:
                                       June 30,        June 30,
                                         2002              2001

        Office equipment              $    8,064        $  8,064
        Accumulated depreciation          (2,451)         (2,051)
                                          ------           ------
                                     $     5,610         $ 6,013
                                          =======          ======

Depreciation expense for the three months ended June 30, 2002 and 2001 was $403 and $403, respectively.


h.  Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
           Notes to the Financial Statements (continued)
                         June 30, 2002

NOTE 3 -  RELATED PARTY TRANSACTIONS

Office Space

The Company pays rent of $ 1,100 per month on a month-to-month basis for office space in the personal residence of a related party. Rent expense for the three months ended June 30, 2002 and 2001 was $3,300 and $3,300, respectively.

Accounts Payable

Accounts payable consist of unpaid consulting expenses for Chief
Executive Officer in the amount of $171,220 at June 30, 2002.

Employment Agreements

During October 1999, the Company signed an employment contract with its Chief Executive Officer, whereby, the Company agreed to pay him $150,000 per year for five years. Compensation expense associated with this contract amounted to $150,000 for the year ended December 31, 2001.

The Company agreed to pay its Secretary $2,500 per month as compensation. Compensation expense associated with this agreement amounted to $7,500 for the three months ended June 30, 2002.



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

PART II - OTHER INFORMATION



 ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (b) There were no reports filed by us on Form 8-K for the quarter ended June 30, 2002.


















                     SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   STRATEGIC PARTNERS, INC.

    Dated:        8/14/2002
                   -------

By:   /s/ Frank J. Weinstock
     ---------------------------------
     Frank J. Weinstock, President,
     Director, Chief Executive Officer


By:   /s/ Richard D. Spencer
     ---------------------------------
     Richard D. Spencer,
     Director, Chief Financial Officer