Form 10-Q
period 2002-09-30
STRATEGIC PARTNERS INC
filed 2002-12-16
CIK 1100313

U.S. SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                              FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED September 30, 2002.


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

Yes         No     X


 The number of common shares issued and outstanding as of September 30, 2002 was 1,083,500.

This report form is not filed as a transitional format.

Total sequentially numbered pages in this document: 14

TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
    Balance Sheets.......................................3
    Statements of Operations.............................4
    Statements of Stockholders' Equity (Deficit).........5
    Statements of Cash Flows............................11
    Notes to the Financial Statements...................12

Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations.......14

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...............14
     Signatures.........................................14

  ITEM 1 - Financial Information





                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                         Balance Sheets



                                   September 30,            December 31,
                                      2002                    2001
                                  (Unaudited)

              ASSETS
CURRENT ASSETS
 Cash                          $         396              $     18,475
                                      ------                    ------
  Total Current Assets                   396                    18,475
                                      ------                    ------

FIXED ASSETS, NET (Note 2)             5,207                     6,416
                                      ------                     -----

  TOTAL ASSETS                 $       5,603              $     24,891
                                     =======                    ======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable-Related
   Party (Note 4)               $    182,834              $    136,121

                                     -------                   -------
  Total Current Liabilities          182,834                   137,367
                                     -------                   -------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.001 par
  value; 10,000,000 shares
  authorized; 1,083,500 and
  833,400 shares issued and
  outstanding, respectively            1,084                       833
 Additional paid-in capital        1,209,200                 1,112,650
 Stock subscription
 Deficit accumulated during
  the development stage           (1,387,515)               (1,225,959)
                                    --------                   -------
  Total Stockholders' Equity
             (Deficit)              (177,231)                 (112,476)
                                    ---------                   ------
  TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY (DEFICIT)            $       5,603            $       24,891
                                    =========                  =======

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                                From
                                                                                Inception on
                                 For the Nine            For the Three          September 25,
                                 Months Ended            Months Ended           1998 Through
                                  September 30,            September 30,         September 30,
                               2002        2001         2002        2001           2002


REVENUES                   $    -      $       -      $      -      $       -   $      -

EXPENSES

 General and
    administrative         156,033      212,026        45,309         59,069     1,373,400

                           -------       ------       -------        -------     ---------
(LOSS) FROM OPERATIONS    (156,033)    (212,026)      (45,309)       (59,069)   (1,373,400)
                           -------      --------       --------       -------    ---------
OTHER INCOME (EXPENSE)
Interest expense            (5,537)      (5,437)       (1,862)        (1,813)      (16,300)
 Miscellaneous income           14        1,317             -            304         2,185
                            ------       ------        -------        -------     --------
  Total Other Income
      (Expense)             (5,523)      (4,120)       (1,862)        (1,509)      (14,115)

                            ------      --------       --------      --------   ----------
NET (LOSS)             $ (161,556)    $(216,146)     $(47,171)     $ (60,578)  $(1,387,515)
                          ========      ========       =======       =======    ==========

BASIC (LOSS)
    PER SHARE              $(0.18)      $(0.30)       $(0.05)         $(0.07)
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








                     STRATEGIC PARTNERS, INC.
                   (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit) (Continued)

                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During the
                              Common Stock          Paid-In      Development
                           Shares      Amount       Capital      Stage

Common stocks issued
For cash at $2.00 per
Share, March 18, 2002         2,000          2     3,998

Common stocks issued
For cash at $2.00 per
Share, March 19, 2002         2,000          2     3,998

Common stocks issued
For cash at $2.00 per
Share, March 23, 2002         3,500          4     7,996


Common stocks issued
For cash at $2.00 per
Share, March 28, 2002         1,000          1     1,999

Common stocks issued
For cash at $2.00 per
Share, April 2, 2002          2,000          2     3,998

Common stocks issued
For cash at $2.00 per
Share, April 9, 2002          4,000          4     7,996

Common stocks issued
For cash at $2.00 per
Share, April 16, 2002         2,000          2     3,998

Common stocks issued
For cash at $2.00 per
Share, April 30, 2002         5,000          5     9,995

Common stocks issued
For cash at $2.00 per
Share, May 7, 2002            1,000          1     1,999

Common stocks issued
For cash at $2.00 per
Share, June 10,2002           2,000          2     3,998

Common stocks issued
For cash at $2.00 per
Share, June 10,2002           2,000          2     3,998

Common stocks issued
For cash at $2.00 per
Share, July 2,2002           2,000          2     3,998

Common stocks issued
For cash at $2.00 per
Share, July 3, 2002           1,000          1     1,999

Common stocks issued
For cash at $2.00 per
Share, July 5,2002           1,000          1     1,999

Common stocks issued
For cash at $2.00 per
Share, July 9, 2002           1,000          1     1,999

Common stocks issued
For cash at $2.00 per
Share, July 15, 2002          3,000          3     2,997

Common stocks issued
For cash at $2.00 per
Share, August13, 2002        10,000         10    19,990

Common stocks issued
For cash at $2.00 per
Share, August 20, 2002       1,000           1     1,999


Shares issued for
 services                  200,000         200
Net loss for
 September 30, 2002                                                   (161,556)
                         ----------       -----  ----------          ----------
Balance at
  September 30, 2002     1,083,500       $1,084  $1,209,200        $(1,387,515)
                         ==========       =====  ==========          ==========



















                        STRATEGIC PARTNERS, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)

                                                                            From
                                                                            Inception
                                                                            Sept. 25,1998
                                                      For the Three Months  Through
                                                         Ended September 30 September 30
                                                      2002         2001     2002
                                                     ----------- ---------- ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES

  Net loss                                         $ (47,171)  $ (60,578) $(1,387,515)
  Adjustments to
   reconcile net
   loss to net cash (used)
   by operating activities:
     Depreciation                                        403         209        2,857
  Common stock issued
     for services                                        200           -      438,500
  Changes in operating
    assets and liabilities:
  Increase (decrease)in
    accounts payable                                   11,614       8,000     182,834
                                                       ------      ------     -------
    Net Cash (Used) by
    Operating Activities                              (34,954)    (52,369)   (763,324)
                                                      -------      -------   ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES
  Purchase of Fixed Assets                                 -            -      (8,064)
                                                      -------     -------    --------
   Net Cash (Used) by
   Investing Activities                                    -            -      (8,064)
                                                      -------     -------    --------
CASH FLOWS FROM
 FINANCING ACTIVITIES
  Issuance of common
     stock for cash                                    35,000      48,000     771,784
                                                        -------    --------   -------
  Net Cash Provided by
    Financing Activities                               35,000      48,000     771,784
                                                      -------    -------      -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                      46     ( 4,369)        396

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                   350      53,880          -
                                                     --------      -------      -------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                 $    396     $49,511   $     396
                                                      =======    ========     =======
Cash Paid For:

  Interest                                           $     -     $     -    $      -
  Income taxes                                       $     -     $     -    $      -

NON-CASH FINANCING
  ACTIVITIES
    Common Stock Issued
     for services                                    $    200    $      -   $ 438,500



                   STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                     September 30, 2002


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

f.   Basic Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of September 30, 2002, the Company had no issuable shares qualified as dilutive

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:
                                                      For the
                                                    three months
                                                     September 30,
                                                 2002          2001
 Net loss (numerator)                        $ (46,971)   $(60,578)
 Weighted average shares
 outstanding (denominator)                     883,500      799,000

Basic loss per share                         $  (0.05)    $  (0.07)
                                               ========     ========

                    STRATEGIC PARTNERS, INC.
                 (A Development Stage Company)
           Notes to the Financial Statements (continued)
                     September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 g. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight line method over the useful lives, primarily from 5 to 7 years. Property and equipment consisted of the following at:
                                       June 30,        June 30,
                                         2002              2001

        Office equipment              $    8,064        $  8,064
        Accumulated depreciation          (2,857)         (2,051)
                                          ------           ------
                                     $     5,207         $ 6,013
                                          =======          ======

Depreciation expense for the three months ended September 30, 2002 and 2001 was $403 and $403, respectively.


h.  Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.


NOTE 3 -  RELATED PARTY TRANSACTIONS

Office Space

The Company pays rent of $ 1,100 per month on a month-to-month basis for office space in the personal residence of a related party. Rent expense for the three months ended September 30, 2002 and 2001 was $3,300 and $3,300, respectively.

Accounts Payable

Accounts payable consist of unpaid consulting expenses for Chief
Executive Officer in the amount of $182,834 at September 30, 2002.

Employment Agreements

During October 1999, the Company signed an employment contract with its Chief Executive Officer, whereby, the Company agreed to pay him $150,000 per year for five years. Compensation expense associated with this contract amounted to $150,000 for the year ended December 31, 2001.

The Company agreed to pay its Secretary $2,500 per month as compensation. Compensation expense associated with this agreement amounted to $7,500 for the three months ended September 30, 2002.



NOTE 4   INCOME TAXES

The Company has a net operating loss carryover at December 31, 2001 of approximately $1,225,959 which begin to expire in 2020. The potential tax benefit of the loss carryover has been offset by a valuation allowance of the same amount.


NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.
The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to earn revenues from investment banking services. Until sufficient revenues are earned to operate profitably, management intends to issue additional shares of its common stock for the Company.

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





PART II - OTHER INFORMATION



 ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (b) There were no reports filed by us on Form 8-K for the quarter ended September 30, 2002.














                     SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   STRATEGIC PARTNERS, INC.

    Dated:        11/19/2002
                   -------

By:   /s/ Frank J. Weinstock
     ---------------------------------
     Frank J. Weinstock, President,
     Director, Chief Executive Officer


By:   /s/ Richard D. Spencer
     ---------------------------------
     Richard D. Spencer,
     Director, Chief Financial Officer