Form 10KSB
period 2002-12-31
STRATEGIC PARTNERS INC
filed 2006-08-15
CIK 1100313

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                          FORM 10-KSB

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 2002


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

     The number of issued and outstanding common shares of the registrant
as of December 31, 2002 was 879,900.                 .

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

   Strategic Partners, Inc. is establishing a national network of broker-dealers, market makers, venture capitalists and investors interested in assisting well managed companies to access the equity markets and attain greater success. In addition the Company is developing skills in using the power of the internet as a way of communicating investment opportunities to potential investors.

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

    The Company will use the experience of its officers and directors to screen prospective clients so that management's time will be devoted to those projects where there is a high likelihood of success. The Company has entered into a five year management contract with Frank J. Weinstock the President. This will help insure that the services of Mr. Weinstock will be available on a long term basis. The Company intends to build a strong and reputable organization utilizing proven professionals capable of servicing all components of the Company's business. It will be difficult to obtain the services of other professionals until the Company reaches the point of having sufficient income to offer competitive salaries and benefits to qualified persons.

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

 Item 4. Submissions of Matters to a Vote of Security Holders.

     No matters were submitted to the shareholders during the fiscal year ending December 31, 2002.



 PART II.

 Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters.

   (a) There is no established public trading market for our common shares

   (b) The approximate number of holders of our common stock at 12/31/2002 is 232.

   (c) The Company has paid no cash dividends on its common stock in the past two fiscal years.



 Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.




 LIQUIDITY AND CAPITAL RESOURCES

   The Company is a development-stage enterprise and has had minimal revenue to date. The Company remains dependent on continued sales of common stock to fund overhead costs. In the fiscal year ended December 31, 2002 the Company received proceeds for the sale of common stock of of $ 93,000 net of issuance costs.

   Additional sources of liquidity in the next fiscal year are expected to be fees from the Company's investment banking activities.


 RESULTS OF OPERATIONS

   For the fiscal years ended December 31, 2002 and 2001 the Company had operating losses of $ 245,524 and $ 268,212, respectively. There was no revenue recorded during this period.


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


Item 8. Changes and Disagreements with Accountants and Accounting and Financial Disclosures.

     Gunter W. Liess, CPA replaced Roger Castro as of 1/1/2002. There is no disagreements with any prior accountant.



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











                                         SUMMARY COMPENSATION TABLE

                                                      Long Term
                                     2002 Annual      Compensation
                                     Compensation     Awards

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

(1) Mr. Weinstock's compensation was $ 150,000 for the year ended
    December 31, 2002.

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






Title of   Name and Address        Amount and Nature        Percent of
Class      of Beneficial Owner     of Beneficial Owner      Class

Common
Shares     Frank J. Weinstock      300,000  Shares          34%
           3525 Sunset Lane
           Oxnard, CA 93035

           Trish R. Francis        28,500  Shares(1)         3%
           3525 Sunset Lane
           Oxnard, CA 93035


           David G. Lilly          55,000 Shares             6%
           155 W. Washington Blvd.
           Suite 1005
           Los Angeles, CA 90015


           Alex Blumkin            84,300 Shares         9%
           5276 Lindley
           Encino, CA 91316


Total number of shares
owned by officers
and directors:                     467,800 Shares             52
%


   (1) Includes 7,500 shares owned by the children of Trish R. Francis.







Item 12.  Certain Relationships and Related Transactions

     Describe any transaction during past fiscal year or any proposed transaction that exceeds $ 60,000 with any officer, director, holder of 5% or more of stock, any family member of any of this group.

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


    Dated:       6/15/2006
                   -------

By:   /s/ Frank J. Weinstock
     ---------------------------------
     Frank J. Weinstock, President,
    Director and Chief Executive Officer



By:   /s/ Richard D. Spencer
     ---------------------------------
     Richard D. Spencer. Director and
     Chief Financial Officer





CERTIFICATION


I, Richard D. Spencer, certify that:


1.  I have reviewed this Annual Report on Form 10-KSB of
Strategic Partners, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 7/10/2006


                       ------------------------------------------
                       Richard D. Spencer
                       Chief Financial and Chief Accounting
Officer




CERTIFICATION

I, Frank Weinstock, certify that:

1.  I have reviewed this Annual Report on
Form 10-KSB of Strategic Partners, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial
statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying
officer and I are responsible for
establishing and maintaining
disclosure controls and procedures
(as defined in Exchange Act Rules
13a-14 and 15d-14) for the
registrant and we have:

a) designed such disclosure
controls and procedures to
ensure that material information
relating to the registrant, including
its consolidated subsidiaries,
is made known to us by others within
those entities, particularly during
the period in which this quarterly
report is being prepared;

b) evaluated the effectiveness of
the registrant's disclosure controls
and procedures as of a date within
90 days prior to the filing date of
this quarterly report (the "Evaluation
Date"); and

c) presented in this annual report our
conclusions about the effectiveness of
the disclosure controls and procedures
based on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying
officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the
design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 6/10/2006


        -----------------------------------
            Frank J. Weinstock
            Chief Executive Officer






               EXHIBIT 99.1


     In connection with the Annual Report
on Form 10-KSB of Strategic Partners, Inc.
(the "Company") for the year ended December
31, 2002 as filed with the Securities and Exchange Commission (the "Report"),
I, Frank J. Weinstock Chief Executive Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) the Report fully complies
with the requirements of section 13(a)
of the Securities Exchange Act of 1934; and

       (2 )the information contained in
the Report fairly presents, in all
material respects, the financial
condition and results of operations
of the Company.


By:
       --------------------------------------------
Name:   Frank J. Weinstock
        Chief Executive Officer
        July 10, 2006






               EXHIBIT 99.2

   In connection with the Annual Report
on Form 10-KSB of Strategic Partners, Inc.
(the "Company") for the year ended September
30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I,
Richard D. Spencer, Chief Financial
Officer of the Company, certify,
pursuant to section 906 of the
Sarbanes-Oxley Act of 2002, that:

        (3) the Report fully complies
with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

        (4) the information contained in
the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:
       ----------------------------
Name:   Richard D. Spencer
        Chief Financial and Chief
        Accounting Officer
        July 10, 2006





See accompanying summary of accounting
policies and notes to financial statements.