Form 10-K
period 2009-12-31
STRATEGIC PARTNERS INC
filed 2011-01-10
CIK 1100313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-32555

STRATEGIC PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	77-0494696 (I.R.S. Employer Identification No.)
2274 South 1300 East, #G - 15-264, Salt Lake City, Utah (Address of principal executive offices)	84106 (Zip code)

Registrant’s telephone number, including area code: (801) 514-9726

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]   No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [X]   No [   ]

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of January 4, 2011 was 1,200,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

8

Item 2.  Properties

10

Item 3.  Legal Proceedings

10

Item 4. [Reserved]

11

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

11

Item 6.  Selected Financial Data

11

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations         11

Item 8.  Financial Statements and Supplementary Data

13

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        21

Item 9A.  Controls and Procedures

21

Item 9B.  Other Information

22

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

22

Item 11.  Executive Compensation

23

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

24

Item 13.  Certain Relationships and Related Transactions, and Director Independence

25

Item 14.  Principal Accounting Fees and Services

25

PART IV

Item 15.  Exhibits, Financial Statement Schedules

26

Signatures

27

In this annual report references to “Strategic Partners,” “Company,” “we,” “us,” and “our” refer to Strategic Partners, Inc.

EXPLANATORY NOTE

This annual report on Form 10-K is being filed with the Securities and Exchange Commission to begin the process of bringing the Company current in our periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”).  Our last complete periodic report was filed on December 16, 2002.  We failed to file reports after that time due to lack of funding to cover the costs of preparing and filing the required periodic reports.   On November 2, 2010, management was served an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934 from the Securities and Exchange Commission.  The purpose of the hearing is to determine whether it is appropriate or necessary for the SEC to suspend or revoke the registration of the Company’s securities registered under Section 12 of the Exchange Act.  (See Part I, Item 3, below).  Management is currently focusing its efforts on the preparation and filing of our past due periodic reports to bring the Company into reporting compliance.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1.  BUSINESS

Historical Development

Strategic Partners, Inc. was incorporated in the state of Wyoming on September 25, 1998 to provide consulting services related to finance, mergers, acquisitions, raising capital in the public markets and marketing on the internet.  However, the Company was unsuccessful in that endeavor and had limited operations starting in 2003.  At that time, management determined that it would be in the best interest of the Company to seek merger candidates and other business opportunities.  The Company was administratively dissolved by the state of Wyoming in 2009 and management caused it to be reinstated in that state on November 18, 2010.

Our Business

Our business purpose is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business, rather than immediate, short-term earnings.  Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.  Our management believes that companies who desire a public market to enhance liquidity for current stockholders or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

We are a "blank check" company based on our proposed business activities.  The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies."  Under SEC Rule 12b-2 under the Exchange Act, we also qualify as a “shell company” because we have no or nominal assets and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.   Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.  We intend to prepare and file our delinquent reports for past years and then continue to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The analysis of new business opportunities will be undertaken by or under the supervision of our management.  As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  In our efforts to analyze potential acquisition targets, we intend to consider the following factors:

•

Potential for growth, indicated by new technology, anticipated market expansion or new products;

•

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

Strength and diversity of management, either in place or scheduled for recruitment;

•

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•

The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•

The extent to which the business opportunity can be advanced;

•

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•

Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.  In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

In evaluating a prospective business combination, we will conduct as extensive as possible a due diligence review of potential targets; however, none of our management are professional business analysts.  (See Part III, Item 10.  “Directors and Executive Officers and Corporate Governance,” below.)  Our President, Frank J. Weinstock was involved with the initial public offering the Company conducted in 2000, but has not been involved with any other initial public offering.  Our Secretary, John W. Peters, served as a director and officer of a blank check company that successfully completed an acquisition of a private company in 2007.  Due to management’s limited experience with mergers and acquisitions and initial public offerings, they may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.  Potential investors must recognize that due to our management’s inexperience we may not adequately evaluate a potential business opportunity.

We are unable to predict the time as to when, and if we may ever actually participate in any specific business endeavor.  We anticipate that proposed business ventures will be made available to us through personal contacts of our directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals.  In certain cases, we may agree to pay a fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate.  Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates.  In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

In addition, certain conflicts of interest exist or may develop between the Company and our officers and directors.  Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies.  (See Part III, Item 10, “Directors and Executive Officers and Corporate Governance,” below.)   They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business.  Also, in the process of negotiations for an acquisition or merger, our management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of the Company and our stockholders.

We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated.  Wyoming Business Corporation Act section 17-16-862 prevents the Company from entering into a conflicting interest transaction unless the transaction has been authorized by the affirmative vote of a majority, but no less than two, of the qualified directors and the qualified directors have deliberated and voted outside the presence of the conflicted director.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to the Company.  This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination.  We anticipate that we will rely upon funds provided by advances and/or loans from management and significant stockholders to conduct investigation and analysis of any potential target companies or businesses.  We may also rely upon the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other persons associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to the Company.  Also, substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more.  These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them.

Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us, and accordingly, may also present a conflict of interest for such individuals.  We have no present arrangements or understandings respecting any of these types of fees or opportunities and we have not adopted any procedures or policies for the review, approval or ratification of related party transactions.

Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his/her/its investments without considerable delay, if at all.  If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990.  The liquidity of penny stock is affected by specific disclosure procedures required by that Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock.  This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any future market.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.  Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  This could result in substantial additional dilution to the equity of those persons who were our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of the voting securities of the Company following a reorganization transaction.  As part of such a transaction, all or a majority of our directors may resign, and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders.  In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation might not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

In addition, Form 8-K of the Exchange Act requires shell companies to file within four business days of the closing of any such transaction all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, including required audited, interim and pro forma financial statements.  This regulation may eliminate many of the perceived advantages of these types of transactions.  These regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for the Company to acquire companies that may already have stock option plans in place that cover numerous employees.  In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

Competition

Additionally, we are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of, small private and public entities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a business combination.

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the Sarbanes-Oxley Act of 2002.  This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors, of public companies and to strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Matters submitted to our stockholders at a special or annual meeting of stockholders or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are subject to the Exchange Act of 1934 and are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.  We are also subject to Section 14(a) of the Exchange Act which requires the Company to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.

If we are acquired by a “non-reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the SEC that will require us to file a Current Report on Form 8-K that will include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

We will also be prohibited from utilizing Form S-8 for the registration of our securities until we have not been a shell company for at least 60 days.  Under subparagraph (i) of Rule 144, no sales of “restricted securities” issued by the Company while we are a shell company can be publicly sold for at least one year from when we file the Form 10 information about any acquisition, reorganization or merger that results in the Company no longer being considered a shell company.

Finally, the SEC, state securities commissions and NASAA (North American Securities Administrators Association) have expressed an interest in adopting policies that will streamline the registration process and make it easier for smaller reporting companies to have access to the public capital markets.  The present laws, rules and regulations designed to promote availability to the smaller reporting company of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for blank check or shell companies like us, and may make the use of these companies obsolete.

Employees

We presently do not have employees.  Our directors and officers are engaged in outside business activities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A.  RISK FACTORS

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES A HIGH DEGREE OF RISK.

We are delinquent in our filings with the SEC and we may not be able to rectify our delinquency and avoid revocation or suspension of the registration of our securities.

We are currently engaged in an administrative proceeding that will determine whether our securities will remain registered under the Exchange Act.  The SEC is considering whether it is appropriate to revoke the registration of our securities or to suspend the registration of our securities for a period not to exceed twelve months.  Although we intend to defend against these actions and to bring all our delinquent filings up to date, there can be no assurance that the SEC will not suspend or revoke the registration of our securities even after the reports and filings have been made.  If the registration of our securities is revoked, then our stockholders will not be able to publicly sell our securities unless and until we are able to have a new registration statement declared effective by the SEC.  We cannot assure you that we would be able to accomplish a new registration.

We have extremely limited assets and no source of revenue.

We have no assets and have had no revenues since inception.  We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger.  We can provide no assurance that any selected or acquired business will produce any material revenues for the Company or our stockholders, or that any such business will operate on a profitable basis.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company.  This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by the Company or ever.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company.  The success of our plan of operation will depend to a great extent on the operations, financial condition and management of a yet to be identified business opportunity.  While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion.  In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

There can be no assurance that we will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms.  At the date of this filing, we have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity.  No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.

The terms for any future business combination that involve related parties or affiliates may not be on terms that are comparable to what could be obtained from unaffiliated third parties.

Our management and affiliates will play an integral role in establishing the terms for any future business combination.  We do not have policies and procedures in place to govern transactions with related parties or affiliates, accordingly, these transactions may be negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

The Company currently has no business that produces revenues; however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require the Company to engage legal, accounting and auditing services.  The engagement of such services can be costly and the Company is likely to incur losses which may adversely affect the Company’s ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 requires the Company to establish and maintain adequate internal controls and procedures over financial reporting.  The costs of complying with the Sarbanes-Oxley Act of 2002 may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting.  In the event the Company fails to maintain an effective system of internal controls or we discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargos, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

The majority of our shares of common stock are not registered under the securities laws of any state or other jurisdiction.  Our common stock is not listed on any exchange and, accordingly, there is no public trading market for the common stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).  Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.  Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold until one year after:

(i)   the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and

(ii)   the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

We expect to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Articles of Incorporation authorize the Company to issue an aggregate of 10,000,000 shares of capital stock.

Any merger or acquisition effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  Moreover, our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

ITEM 2.  PROPERTIES

We do not currently own or lease any property.  We use office space provided by our executive officers.  Until we pursue a viable business opportunity and recognize income we will not seek office space.

ITEM 3.  LEGAL PROCEEDINGS

On November 2, 2010, the Company was served with an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934, dated October 27, 2010.   The title of the action is In the Matter of Speedlane.com,Inc., et al.  The purpose of the proceeding is to determine whether it is appropriate or necessary for the SEC to revoke or suspend the registration of the Company’s securities registered under Section 12 of the Exchange Act because we have failed to file our required periodic reports since 2003.  The Company answered the order on November 12, 2010, and stated our intent to bring the Company current by filing the past due reports.  The Company has been granted leave by the Court to file a Motion for Summary Disposition by January 14, 2011.  Management is currently focused on preparing and filing the delinquent reports, but we cannot guarantee that the Company will avoid suspension or revocation of the registration of our securities under the Exchange Act.

ITEM 4.  [Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed to trade on any public trading market.

Holders and Dividends

As of December 31, 2009 and January 4, 2011, we had 291 stockholders of record holding 1,200,000 common shares.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Our transfer agent is Standard Registrar & Transfer Co., Inc. located in Draper, Utah.

Recent Sales of Unregistered Securities

The Company has not issued any shares of common stock during the years ended December 31, 2009 and 2008.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues during the years ended December 31, 2009 and 2008 and we have had limited operations since 2003.  We have no assets and have incurred losses since inception and we are dependent upon financing to continue operations.  Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

We may also incur costs related to investigating, analyzing and consummating an acquisition.  Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with the Company.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business opportunity will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation.  These perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management anticipates that the struggling global economy will restrict the number of business opportunities available to us and will restrict the cash available for such transactions.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

If we obtain a business opportunity, then it may be necessary to raise additional capital.  We likely will sell our common stock to raise this additional capital.  We anticipate that we would issue such stock pursuant to exemptions to the registration requirements provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs.  We intend to obtain capital from management and significant stockholders to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.  The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of delinquent Exchange Act reports, plus costs associated with completing current Exchange Act reports.  We believe we will be able to meet these costs through funds provided by management and significant stockholders.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

At December 31, 2009, we had no cash and we had total liabilities of $707,837 compared to no cash and total liabilities of $649,117 at December 31, 2008.  The total liabilities represent loans payable to related and third parties, and the increase in total liabilities is primarily the result of the accrued interest related to those loans.  We did not record revenues in either year.  General and administrative expense decreased from $28,000 for the 2008 year to $21,000 for the 2009, but other expense increased in 2009 due to the accrued interest on loans payable.  Accordingly, our net loss decreased from $64,680 for the 2008 year to $58,720 for the 2009 year.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STRATEGIC PARTNERS, INC.

Financial Statements

December 31, 2009 and 2008

CONTENTS

Report of Independent Registered Public Accounting Firm

14

Balance Sheets

15

Statements of Operations

16

Statements of Stockholders’ Deficit

17

Statements of Cash Flows

18

Notes to the Financial Statements

19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Partners, Inc.

I have audited the accompanying balance sheets of Strategic Partners, Inc. (“SP”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008.  SP’s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SP as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the financial statements, the company has no assets, has incurred losses since inception, and has no revenue-generating activities, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael J. Larsen

Michael J. Larsen

Salt Lake City, Utah

January 5, 2011

STRATEGIC PARTNERS, INC.

Balance Sheets

	DEC 31, 2009	DEC 31, 2008

ASSETS
CURRENT ASSETS
Cash	$0	$0
Total current assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Loans payable – related party	$430,498	$430,498
Accrued interest – related party	222,819	188,379
Loans payable - other	49,000	28,000
Accrued interest - other	5,520	2,240
Total current liabilities	707,837	649,117
Total liabilities	707,837	649,117
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 10,000,000 shares authorized; 1,200,000 shares issued and outstanding	1,200	1,200
Additional paid-in capital	1,820,666	1,820,666
Retained deficit	(2,529,703)	(2,470,983)
Total stockholders' deficit	(707,837)	(649,117)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

The accompanying notes are an integral part of these financial statements.

STRATEGIC PARTNERS, INC.

Statements of Operations

	FOR YEAR ENDED DEC 31, 2009	FOR YEAR ENDED DEC 31, 2008

Revenues	$0	$0

Expenses
General and administrative	21,000	28,000
Total expenses	21,000	28,000

Net operating loss before other expense	(21,000)	(28,000)

Other income (expense)
Interest expense – related party	(34,440)	(34,440)
Interest expense	(3,280)	(2,240)
Total other expense	(37,720)	(36,680

Loss from operations before income taxes	(58,720)	(64,680)

Income taxes	0	0

Net loss	$(58,720)	$(64,680)

Basic and diluted net loss per share	$(0.05)	$(0.05)

Weighted average shares outstanding	1,200,000	1,200,000

The accompanying notes are an integral part of these financial statements.

STRATEGIC PARTNERS, INC.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	1,200,000	$ 1,200	$ 1,820,666	$ (2,406,303)	$ (584,437)

Net loss for the year ended December 31, 2008	-	-	-	(64,680)	(64,680)

Balance at December 31, 2008	1,200,000	1,200	1,820,666	(2,470,983)	(649,117)

Net loss for year ended December 31, 2009	-	-	-	(58,720)	(58,720)

Balance at December 31, 2009	1,200,000	$ 1,200	$ 1,820,666	$ (2,529,703)	$ (707,837)

The accompanying notes are an integral part of these financial statements

STRATEGIC PARTNERS, INC.

Statements of Cash Flows

	FOR YEAR ENDED DEC 31, 2009	FOR YEAR ENDED DEC 31, 2008

Cash Flows from Operating Activities
Net loss	$(58,720)	$(64,680)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Changes in assets and liabilities:
Increase in loans payable and accrued interest	58,720	64,680
Net cash provided (used) by operating activities	0	0

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0

Cash Flows from Financing Activities
Net cash provided (used) by financing activities	0	0

Increase (decrease) in cash	0	0

Cash and cash equivalents at beginning of period	0	0

Cash and cash equivalents at end of period	$0	$0

Supplemental Cash Flow Information:
Stock issued for services	$0	$0

Cash paid for:
Interest	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

Strategic Partners, Inc.

Notes to the Financial Statements

 December 31, 2009 and 2008

NOTE 1 - Organization and Summary of Significant Accounting Policies

(A) Organization

Strategic Partners, Inc. (the Company) was organized under the laws of the State of Wyoming on September 25, 1998.  The purpose of the Company was to engage in the business of investment banking.

Activities include raising capital and development of the Company’s business plan, Securities and Exchange Commission filings and infrastructure.   In approximately 2003 the Company’s operations became more limited and the efforts of the Company and its officer were directed toward searching for a company to merge with as well as other business opportunities.

B) Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and revenues and expenses during the reporting period.  Actual results may differ from these estimates.

 (C) Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

(D) Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling $54,520 at December 31, 2009 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2027.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

Deferred tax asset and the valuation account are as follows at December 31, 2009 and 2008:

	December 31,
	2009	2008
NOL carryforward	$ 8,178	$ 4,536
Accrued related party expense	97,998	92,832
Valuation allowance	(106,176)	(97,368)

Deferred tax asset	$ 0	$ 0

The change in the valuation allowance was $8,808 during the year ended December 31, 2009.

Strategic Partners, Inc.

Notes to the Financial Statements

 December 31, 2009 and 2008

NOTE 1 - Organization and Summary of Significant Accounting Policies (Continued)

(E) Fair Value of Financial Instruments

It is not practicable to estimate the fair value of related party loans because there is no established market for these loans and it is inappropriate to estimate future cash flows, which are largely dependent on the Company establishing or acquiring operations at some future point.  No financial instruments are held for trading purposes.

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no assets, has incurred losses since inception, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to acquire or merge with other operating companies.

NOTE 3 - Related Party Transactions

The financial statements include related party transactions which, as of December 31, 2009, were loans payable to an officer of the Company totaling $430,498.  The loans are due on demand, are not collateralized, and bear interest at 8% per annum.

NOTE 4 – Loans Payable

The financial statements include, as of December 31, 2009, loans payable totaling $49,000.  The loans are due on demand, are not collateralized, and bear interest at 8% per annum.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

As reported in our annual report on Form 10-KSB, filed August 15, 2006, we dismissed our former accountant, Rogelio G. Castro, Certified Public Accountant,  in 2002.  We did not engage another independent registered public accounting firm for several years.  On November 22, 2010, the Company engaged Michael J. Larsen, Certified Public Accountant, as our independent registered public accounting firm.  The decision to engage Michael J. Larsen was approved by our board of directors.  During the two most recent fiscal years ended December 31, 2009 and 2008, and through the date of engagement, neither we nor anyone on our behalf consulted with Michael J. Larsen regarding either:

(i)  the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Michael J. Larsen concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)  any matter that was either the subject of a disagreement or a reportable event.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is currently commencing to maintain disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  Our President, who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of December 31, 2009 and concluded that our disclosure controls and procedures were ineffective.  During late 2010 our management instituted changes to establish adequate controls and procedures moving forward.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has determined that our internal control over financial reporting was ineffective during the 2009 fiscal year because management had not established the required procedures during that year.  However, as of the last quarter of 2010, management has established processes that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Those processes were relied upon to prepare the financial statements included in this report.  Management relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Accordingly, our President has concluded that the lack of an adequate control environment constituted a deficiency in our disclosure controls and procedures.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2009 due to lack of any established procedures during that period.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers and their respective ages, positions, term of office and biographical information are set forth below.  During the year ended December 31, 2009, Mr. Weinstock was the only serving director and officer.  Our bylaws require no less than two and no more than nine directors who serve for terms of one year or until they are replaced by a qualified director.  On November 15, 2010, our board of directors set the number of directors at three.  Our executive officers are chosen by our board of directors and serve at its discretion.  There are no familial relationships between our directors or officers.

Name	Age	Position Held	Director Term
Frank J. Weinstock	72	Director and President	From September 1998 until next annual meeting.
John W. Peters	59	Director and Secretary/Treasurer	From November 2010 until next annual meeting.

Frank J. Weinstock -- Mr. Weinstock founded Strategic Partners, Inc. in September of 1998.  For the past five years he has been retired from active employment.  During the 1990’s he worked as an independent analyst and consultant providing corporate structuring, reorganizations, mergers/acquisitions and financial development plans. He also worked for twenty-nine years in the insurance field and operated an independent insurance agency and brokerage facility, J.J. Weinstock Agency, Inc.  Mr. Weinstock has had extensive experience in management of a variety of companies.  He has served as Chief Financial Officer of Diversified Technology, Inc., an international company in the business of licensing intellectual property of medical products.  He also has served as Chief Operating Officer of Western Gold’n Gas, a company involved in the development of natural gas fields.

Mr. Weinstock has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

John W. Peters –   On November 15, 2010 our board of directors appointed John W. Peters to fill the directorship vacancy on our board and he was appointed Secretary/Treasurer.  Mr. Peters will serve as director for a term of one year or until he is replaced by a qualified director.  Our board determined that Mr. Peters’ experience as a director and officer of other public reporting companies would be helpful as the Company moves forward in its efforts to seek business opportunities.

His business experience includes serving as president of Development Specialties, Inc. a property management company from 1999 to the present.  He currently serves as a director of Bingham Canyon Corporation and Cancer

Capital Corp, companies that have a class of securities registered with the SEC pursuant to Section 12.   Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

Mr. Peters has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no forms were required to be filed during the year ended December 31, 2009.

Code of Ethics

During the year ended December 31, 2009 we had only one person serving as director and executive officer and we had minimal operations.  Accordingly, we have not adopted a code of ethics for our principal executive and financial officers.  Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Committees

We are a smaller reporting company with minimal operations and only two persons serving as directors and officers.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors acts as our nominating committee and our audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Weinstock, did not receive any compensation during the years ended December 31, 2009 and 2008.  None of our other named executive officers received any cash or non-cash compensation during the years ended December 31, 2009 and 2008.

As of December 31, 2009, the Company had not granted any outstanding equity awards to executive officers.  We do not have a compensation committee and compensation, if any, will be determined at the discretion of our board of directors.

We do not offer retirement benefit plans to our executive officers, nor do we have any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments, if any.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

We have not issued any securities under an equity compensation plan.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 1,200,000 shares of common stock outstanding as of January 4, 2011.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Trish R. Francis P.O. Box 20927 Oxnard, CA 93034	65,134 (1)	5.43
Aleksandr Blyumkin 5276 Lindley Avenue Encino, CA 91316	85,400 (2)	7.12

(1)  Represents 57,134 shares held by Ms. Francis and 8,000 shares held by her children.

(2)  Represents 1,000 shares held by Mr. Blyumkin, 1,000 shares held by his spouse, and shares held by entities of which he is an affiliate, including 73,400 held by Old World Studies, Inc. and 10,000 shares held by Alda Investments, Inc.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Frank J. Weinstock 3525 Sunset Lane Oxnard CA 93035	299,000 (1)	24.92
Directors and officers as a group	299,000	24.92
(1) Represents shares held by entities of which Mr. Weinstock is an affiliate, including 200,000 shares held by Jason Enterprises, Inc. and 99,000 shares held by Dimensions Overview LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the fiscal years 2002 through 2007, our President, Mr. Weinstock, loaned funds to the Company for operations.  The loans are due on demand, are not collateralized, and bear interest at 8% per annum.

At December 31, 2009 and 2008, he had loaned to the Company an aggregate of $430,498.  Accordingly, at December 31, 2008 accrued interest on the $430,498 was $188,379 and at December 31, 2009 the accrued interest was $222,819, resulting in a total amount payable of $653,317 at December 31, 2009.

Director Independence

None of our directors are independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2).  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our independent registered public accounting firm, Michael J. Larsen, Certified Public Accountant, in connection with the audit of the financial statements for the years ended December 31, 2009 and 2008 and any other professional services rendered by that accounting firm.

	2008	2009
Audit fees	$ 500	$ 2,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the accounting firm review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

Pre-approval Policies

We do not have an audit committee currently serving and, as a result, our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

Financial statements of Strategic Partners, Inc. are included in this report under Item 8 on pages 13 through 20.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following documents have been filed as part of this report.

No.

Description

3(i)

Articles of Incorporation of for Strategic Partners, Inc. (incorporated by reference to exhibit 3.1 to Form SB-2, File No. 333.95485, as amended, filed January 27, 2000)

3(ii)

Bylaws of Strategic Partners, Inc. (incorporated by reference to exhibit 3.2 to Form SB-2, File No. 333.95485, as amended, filed January 27, 2000)

31.1

Principal Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

STRATEGIC PARTNERS, INC.

By:  /s/ Frank J. Weinstock

Frank J. Weinstock, President

Date:   January 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Frank J. Weinstock

        Frank J. Weinstock

        Director and President

        Principal Executive Officer

        Principal Financial and Accounting Officer

Date:    January 7, 2011

By:  /s/ John W. Peters

        John W. Peters

        Director and Secretary/Treasurer

Date:   January 7, 2011

27