Form 10-Q
period 2010-03-31
STRATEGIC PARTNERS INC
filed 2011-01-11
CIK 1100313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [   ]   No [X]

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

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of January 4, 2011 was 1,200,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

             Condensed Balance Sheets

3

             Condensed Statements of Operations

4

             Condensed Statements of Cash Flows

5

              Notes to Unaudited Condensed Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

9

Item 6.  Exhibits

10

Signatures

11

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed with the Securities and Exchange Commission to continue the process of bringing Strategic Partners, Inc. (the “Company”) current in its filings and reports under the Securities Exchange Act of 1934 (the “Exchange Act”).  Please see the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed January 10, 2011, for further information.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2010, are not necessarily indicative of results to be expected for any subsequent period.

STRATEGIC PARTNERS, INC.

Unaudited Condensed Financial Statements

March 31, 2010

	Strategic Partners, Inc. Condensed Balance Sheets (Unaudited)
		MAR 31, 2010	DEC 31, 2009

	ASSETS
	CURRENT ASSETS
	Cash	$0	$0
	Total Current Assets	0	0

	TOTAL ASSETS	$0	$0
`
	LIABILITIES AND STOCKHOLDERS' DEFICIT
	CURRENT LIABILITIES
	Loans payable - related party	$430,498	$430,498
	Accrued interest - related party	231,429	222,819
	Loans payable - other	54,000	49,000
	Accrued interest - other	6,600	5,520
	Total Current Liabilities	722,527	707,837
	Total Liabilities	722,527	707,837

	STOCKHOLDERS' DEFICIT
	Common stock, $.001 par value; 10,000,000 shares authorized 1,200,000 shares issued and outstanding	1,200	1,200
	Additional paid in capital	1,820,666	1,820,666
	Accumulated deficit	(2,544,393)	(2,529,703)
	Total stockholders' deficit	(722,527)	(707,837)

	TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

The accompanying notes are an integral part of these financial statements

Strategic Partners, Inc. Condensed Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2010	FOR THE THREE MONTHS ENDED MAR 31, 2009

Revenues	$0	$0

Expenses
General and administrative	5,000	5,000
Total expenses	5,000	5,000

Net operating loss before other expense	(5,000)	(5,000)

Other income (expense)
Interest expense (related party)	(8,610)	(8,610)
Interest expense - other	(1,080)	(660)
Total other expense	(9,690)	(9,270)

Loss from operations before income taxes	(14,690)	(14,270)

Income taxes	0	0

Net loss	$(14,690)	$(14,270)

Net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	1,200,000	1,200,000

The accompanying notes are an integral part of these financial statements

Strategic Partners, Inc. Condensed Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2010	FOR THE THREE MONTHS ENDED MAR 31, 2009

Cash Flows from Operating Activities
Net loss	$(14,690)	$(14,270)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Changes in assets and liabilities:
Increase in loans payable and accrued interest	14,690	14,270
Net cash provided (used) by operating activities	0	0

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0

Cash Flows from Financing Activities
Net cash provided (used) by financing activities	0	0

Increase (decrease) in cash	0	0

Cash and cash equivalents at beginning of period	0	0

Cash and cash equivalents at end of period	$0	$0

Supplemental Cash Flow Information:
Stock issued for services	$0	$0
Cash paid for: Interest	$0	$0
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of these financial statements

Strategic Partners, Inc.

 Notes to the Unaudited Condensed Financial Statements

March 31, 2010

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year ended December 31, 2010.

NOTE 2 – Going Concern

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

In this report references to “Strategic Partners,” “the Company,” “we,” “us,” and “our” refer to Strategic Partners, Inc.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,”  “intend,”  “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity.  Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise.  We have very limited sources of capital and we probably will only be able to take advantage of one business opportunity.  As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its securities, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur through a public offering.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in the Company, because it will not permit the Company to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of securities.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are currently devoting our efforts to obtain capital from management and significant stockholders to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.   The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

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

Results of Operations

At March 31, 2010 we had no cash and total liabilities of $722,527 compared to no cash and total liabilities of $707,837 at December 31, 2009.  The increase of total liabilities is primarily due to accrued interest related to loans payable to related and third parties.  We did not record revenues in any of the reported periods.  General and administrative expenses remained the same for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009.   Other expenses increased in the 2010 period due to the accrued interest on loans payable.  We recorded net losses in all the reported periods.  Management anticipates expenses to increase as we file delinquent Exchange Act reports and maintain current reporting status with the SEC.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the

Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow our management to make timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, is responsible to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  He concluded that our disclosure controls and procedures were ineffective at March 31, 2010 because management had not established any required procedures during that period and we had not filed any Exchange Act reports during that period.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal controls over financial reporting during the quarter ended March 31, 2010 due to lack of any established procedures during that period.  However, as of the last quarter of 2010 management has established processes that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Those processes were relied upon to prepare the financial statements included in this report.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES A HIGH DEGREE OF RISK.

We are delinquent in our filings with the SEC and we may not be able to rectify our delinquency and avoid revocation or suspension of the registration of our securities.

We are currently engaged in an administrative proceeding that will determine whether our securities will remain registered under the Exchange Act.  The SEC is considering whether it is appropriate to either revoke the registration of our securities or to suspend the registration of our securities for a period not to exceed twelve months.  Although we intend to defend against these actions and to bring all our delinquent filings up to date, there can be no assurance that the SEC will not suspend or revoke the registration of our securities even after the reports and filings have been made.  If the registration of our securities is revoked, then our stockholders will not be able to publicly sell our securities unless and until we are able to have a new registration statement declared effective by the SEC.  We cannot assure you that we would be able to accomplish a new registration.

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

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt which could adversely affect our financial condition.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business.  Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions.  Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.  Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which can adversely affect our financial condition.  Incurring a substantial amount of debt may require the Company to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes.  Our indebtedness may negatively impact our ability to operate any acquired business and may limit our ability to borrow additional funds by increasing our borrowing costs, and may impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Shares of our common stock are not registered under the securities laws of any state or other jurisdiction and are not listed for trading on any OTC market.  Accordingly, there is no public trading market for the common stock.  Further, no public trading market is expected to develop in the short term.  Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations.  Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold until one year after:

(i)   the completion of a business combination with a private company after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act); and

(ii)   the disclosure of certain information on a Current Report on Form 8-K within four business days of the business combination and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

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

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation of Strategic Partners, Inc. (incorporated by reference to exhibit 3.1 to Form SB-2, File No. 333.95485, as amended, filed January 27, 2000)
3(ii)	Bylaws of Strategic Partners, Inc. (incorporated by reference to exhibit 3.2 to Form SB-2, File No. 333.95485, as amended, filed January 27, 2000)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC PARTNERS, INC. By: /s/ Frank J. Weinstock Frank J. Weinstock President and Director Principal Executive and Financial Officer	Date: January 10, 2011

11