Form 10-Q
period 2010-06-30
STRATEGIC PARTNERS INC
filed 2011-01-11
CIK 1100313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2010, are not necessarily indicative of results to be expected for any subsequent period.

STRATEGIC PARTNERS, INC.

Unaudited Condensed Financial Statements

June 30, 2010

	Strategic Partners, Inc. Condensed Balance Sheets (Unaudited)
		JUN 30, 2010	DEC 31, 2009

	ASSETS
	CURRENT ASSETS
	Cash	$0	$0
	Total Current Assets	0	0

	TOTAL ASSETS	$0	$0
`
	LIABILITIES AND STOCKHOLDERS' DEFICIT
	CURRENT LIABILITIES
	Loans payable - related party	$430,498	$430,498
	Accrued interest - related party	240,039	222,819
	Loans payable - other	59,000	49,000
	Accrued interest - other	7,780	5,520
	Total Current Liabilities	737,317	707,837
	Total Liabilities	737,317	707,837

	STOCKHOLDERS' DEFICIT
	Common stock, $.001 par value; 10,000,000 shares authorized 1,200,000 shares issued and outstanding	1,200	1,200
	Additional paid in capital	1,820,666	1,820,666
	Accumulated deficit	(2,559,183)	(2,529,703)
	Total stockholders' deficit	(737,317)	(707,837)

	TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

The accompanying notes are an integral part of these financial statements

Strategic Partners, Inc. Condensed Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED JUN 30, 2010	FOR THE THREE MONTHS ENDED JUN 30, 2009	FOR THE SIX MONTHS ENDED JUN 30, 2010	FOR THE SIX MONTHS ENDED JUN 30, 2009
Revenues	$0	$0	$0	$0

Expenses
General and administrative	5,000	5,000	10,000	10,000
Total expenses	5,000	5,000	10,000	10,000

Net operating loss before other expense	(5,000)	(5,000)	(10,000)	(10,000)

Other income (expense)
Interest expense (related party)	(8,610)	(8,610)	(17,220)	(17,220)
Interest expense - other	(1,180)	(760)	(2,260)	(1,420)
Total other expense	(9,790)	(9,370)	(19,480)	(18,640)

Loss from operations before income taxes	(14,790)	(14,370)	(29,480)	(28,640)

Income taxes	0	0	0	0

Net loss	$(14,790)	$(14,370)	$(29,480)	$(28,640)

Net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	1,200,000	1,200,000	1,200,000	1,200,000

The accompanying notes are an integral part of these financial statements

Strategic Partners, Inc. Condensed Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED JUN 30, 2010	FOR THE SIX MONTHS ENDED JUN 30, 2009

Cash Flows from Operating Activities
Net loss	$(29,480)	$(28,640)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Changes in assets and liabilities:
Increase in loans payable and accrued interest	29,480	28,640
Net cash provided (used) by operating activities	0	0

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0

Cash Flows from Financing Activities
Net cash provided (used) by financing activities	0	0

Increase (decrease) in cash	0	0

Cash and cash equivalents at beginning of period	0	0

Cash and cash equivalents at end of period	$0	$0

Supplemental Cash Flow Information:
Stock issued for services	$0	$0
Cash paid for: Interest	$0	$0
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of these financial statements

Strategic Partners, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2010

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year ended December 31, 2010.

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

Results of Operations

At June 30, 2010 we had no cash and total liabilities of $737,317 compared to no cash and total liabilities of $707,837 at December 31, 2009.  The increase of total liabilities is primarily due to accrued interest related to loans payable to related and third parties.  We did not record revenues in any of the reported periods.  General and administrative expenses were $5,000 for both the three month period ended June 30, 2010 and the three month period ended June 30, 2009.  General and administrative expenses were $10,000 for both the six month period ended June 30, 2010 and the six month period ended June 30, 2009.  Other expenses increased in all 2010 periods due to the accrued interest on loans payable.  We recorded net losses in all the reported periods.  Management anticipates expenses to increase as we file delinquent Exchange Act reports and maintain current reporting status with the SEC.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow our management to make timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, is responsible to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  He concluded that our disclosure controls and procedures were ineffective at June 30, 2010 because management had not established any required procedures during that period and we had not filed any Exchange Act reports during that period.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal controls over financial reporting during the quarter ended June 30, 2010 due to lack of any established procedures during that period.  However, as of the last quarter of 2010 management has established processes that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Those processes were relied upon to prepare the financial statements included in this report.

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