Form 10-K
period 2008-12-31
STRATEGIC PARTNERS INC
filed 2011-01-18
CIK 1100313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2008

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

10

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

10

Item 6.  Selected Financial Data

10

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations          11

Item 8.  Financial Statements and Supplementary Data

12

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         20

Item 9A.  Controls and Procedures

20

Item 9B.  Other Information

20

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

21

Item 11.  Executive Compensation

22

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

22

Item 13.  Certain Relationships and Related Transactions, and Director Independence

24

Item 14.  Principal Accounting Fees and Services

24

PART IV

Item 15.  Exhibits, Financial Statement Schedules

25

Signatures

26

In this annual report references to “Strategic Partners,” “Company,” “we,” “us,” and “our” refer to Strategic Partners, Inc.

EXPLANATORY NOTE

This annual report on Form 10-K is being filed with the Securities and Exchange Commission to bring the Company current in its filings and reports under the Securities Exchange Act of 1934 (the “Exchange Act”).  Accordingly, this annual report is intended to be a historical document disclosing the status of the Company as of the year ended December 31, 2008 and, accordingly, does not include any subsequent events.

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

PART I

ITEM 1.  BUSINESS

Historical Development

Strategic Partners, Inc. was incorporated in the state of Wyoming on September 25, 1998 to provide consulting services related to finance, mergers, acquisitions, raising capital in the public markets and marketing on the internet.  However, the Company was unsuccessful in that endeavor and has had limited operations starting in 2003.  At that time, management determined that it would be in the best interest of the Company to seek merger candidates and other business opportunities.

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

In evaluating a prospective business combination, management will conduct a due diligence review of potential targets; however, none of our management are professional business analysts.  (See Part III, Item 10.  “Directors and Executive Officers and Corporate Governance,” below.)  Our management was involved with the initial public offering the Company conducted in 2000, but they have not been involved with any other initial public offerings.  Due to limited experience with mergers and acquisitions and initial public offerings, management may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.  Potential investors must recognize that due to our management’s inexperience we may not adequately evaluate a potential business opportunity.

We are unable to predict the time as to when, and if we may ever actually participate in any specific business endeavor.  We anticipate that proposed business ventures will be made available to us through personal contacts of our directors, executive officers and principal stockholders, professional advisors, broker/dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals.  In certain cases, we may agree to pay a fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate.  Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates.  In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire or merge with any business enterprise in which any management member has a prior ownership interest.

We presently do not foresee entering into a merger or acquisition transaction with any business with which our executive officers or directors are currently affiliated.  Wyoming Business Corporation Act section 17-16-862 prevents the Company from entering into a conflicting interest transaction unless the transaction has been authorized by the affirmative vote of a majority, but no less than two, of the qualified directors and the qualified directors have deliberated and voted outside the presence of the conflicted director.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to the Company.  This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.  Our limited funds will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination.  We anticipate that we will rely upon funds provided by advances and/or loans from management and significant stockholders to conduct investigation and analysis of any potential target companies or businesses.  We may also rely upon the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other persons associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to the Company.  Also, substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $300,000 or more.  These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us, and accordingly, may also present a conflict of interest for such individuals.  We have no present arrangements or understandings respecting any of these types of fees or opportunities and we have not adopted any procedures or policies for the review, approval or ratification of related party transactions.

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

Our present stockholders will likely not have control of a majority of the voting securities of the Company following a reorganization transaction.  As part of such a transaction, our directors may resign, and one or more new directors may be appointed without any vote by stockholders.

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

Employees

We did not have any employees during the year ended December 31, 2008.  We do not expect a change in the number of employees other than such changes, if any, incident to a business combination.

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

ITEM 2.  PROPERTIES

We did not own or lease any property during the year ended December 31, 2008.  We used office space provided by our President, Mr. Weinstock.  Until we pursue a viable business opportunity and recognize income we will not seek office space.

ITEM 3.  LEGAL PROCEEDINGS

During the year ended December 31, 2008, we were not a party to any legal proceedings or threatened proceedings.

ITEM 4.  [Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed to trade on any public trading market.

Holders and Dividends

As of December 31, 2008 we had approximately 286 stockholders of record holding 1,200,000 common shares.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not issue any shares of common stock during the year ended December 31, 2008.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues during the years ended December 31, 2008 and 2007 and we have had limited operations since 2003.  We have no assets and have incurred losses since inception and we are dependent upon financing to continue operations.  Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

We believe we will be able to meet our operating costs through funds provided by management and significant stockholders.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

At December 31, 2008, we had no cash and we had total liabilities of $649,117 compared to no cash and total liabilities of $584,437 at December 31, 2007.  The total liabilities represent loans payable to related and third parties, and the increase in total liabilities is primarily the result of the accrued interest related to those loans.  We did not record revenues in either year.  General and administrative expense decreased from $31,000 for the 2007 year to $28,000 for the 2008 year.  Other expense, primarily related to interest expense on loans payable, increased from $34,440 in the 2007 year to $36,680 in the 2008 year.  Our net loss decreased from $65,440 for the 2007 year to $64,680 for the 2008 year.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STRATEGIC PARTNERS, INC.

Financial Statements

December 31, 2008 and 2007

CONTENTS

Report of Independent Registered Public Accounting Firm

13

Balance Sheets

14

Statements of Operations

15

Statements of Stockholders’ Deficit

16

Statements of Cash Flows

17

Notes to the Financial Statements

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Partners, Inc.

I have audited the accompanying balance sheets of Strategic Partners, Inc. (“SP”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007.  SP’s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SP as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Michael J. Larsen

Michael J. Larsen

Salt Lake City, Utah

January 5, 2011

STRATEGIC PARTNERS, INC.

Balance Sheets

	DEC 31, 2008	DEC 31, 2007

ASSETS
CURRENT ASSETS
Cash	$0	$0
Total current assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Loans payable – related party	$430,498	$430,498
Accrued interest – related party	188,379	153,939
Loans payable - other	28,000	0
Accrued interest - other	2,240	0
Total current liabilities	649,117	584,437
Total liabilities	649,117	584,437
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 10,000,000 shares authorized; 1,200,000 shares issued and outstanding	1,200	1,200
Additional paid-in capital	1,820,666	1,820,666
Retained deficit	(2,470,983)	(2,406,303)
Total stockholders' deficit	(649,117)	(584,437)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

The accompanying notes are an integral part of these financial statements.

STRATEGIC PARTNERS, INC.

Statements of Operations

	FOR YEAR ENDED DEC 31, 2008	FOR YEAR ENDED DEC 31, 2007

Revenues	$0	$0

Expenses
General and administrative	28,000	31,000
Total expenses	28,000	31,000

Net operating loss before other expense	(28,000)	(31,000)

Other income (expense)
Interest expense – related party	(34,440)	(34,440)
Interest expense	(2,240)	0
Total other expense	(36,680)	(34,440)

Loss from operations before income taxes	(64,680)	(65,440)

Income taxes	0	0

Net loss	$(64,680)	$(65,440)

Basic and diluted net loss per share	$(0.05)	$(0.05)

Weighted average shares outstanding	1,200,000	1,200,000

The accompanying notes are an integral part of these financial statements.

STRATEGIC PARTNERS, INC.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	1,200,000	$ 1,200	$ 1,820,666	$ (2,340,863)	$ (518,997)

Net loss for the year ended December 31, 2007	-	-	-	(65,440)	(65,440)

Balance at December 31, 2007	1,200,000	1,200	1,820,666	(2,406,303)	(584,437)

Net loss for year ended December 31, 2008	-	-	-	(64,680)	(64,680)

Balance at December 31, 2008	1,200,000	$ 1,200	$ 1,820,666	$ (2,470,983)	$ (649,117)

The accompanying notes are an integral part of these financial statements

STRATEGIC PARTNERS, INC.

Statements of Cash Flows

	FOR YEAR ENDED DEC 31, 2008	FOR YEAR ENDED DEC 31, 2007

Cash Flows from Operating Activities
Net loss	$(64,680)	$(65,440)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Changes in assets and liabilities:
Increase in loans payable and accrued interest	64,680	65,440
Net cash provided (used) by operating activities	0	0

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0

Cash Flows from Financing Activities
Net cash provided (used) by financing activities	0	0

Increase (decrease) in cash	0	0

Cash and cash equivalents at beginning of period	0	0

Cash and cash equivalents at end of period	$0	$0

Supplemental Cash Flow Information:
Stock issued for services	$0	$0

Cash paid for:
Interest	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

Strategic Partners, Inc.

Notes to the Financial Statements

 December 31, 2008 and 2007

NOTE 1 - Organization and Summary of Significant Accounting Policies

(A) Organization

Strategic Partners, Inc. (the Company) was organized under the laws of the State of Wyoming on September 25, 1998.   The purpose of the Company was to engage in the business of investment banking.

Activities include development of the Company’s business plan, raising capital, Securities and Exchange Commission filings and infrastructure. In approximately 2003 the Company’s operations became more limited and the efforts of the Company and our officers were directed toward searching for a company to merge with as well as other business opportunities.

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

(D) Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling $ 30,240, at December 31, 2008 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2027.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

Deferred tax asset and the valuation account are as follows at December 31, 2008 and 2007:

	December 31,
	2008	2007
NOL carryforward	$ 4,536	$ 0
Accrued related party expenses	92,832	87,666
Valuation allowance	(97,368)	(87,666)

Deferred tax asset	$ 0	$ 0

The change in the valuation allowance was $ 9,702 during the year ended December 31, 2008.

Strategic Partners, Inc.

Notes to the Financial Statements

 December 31, 2008 and 2007

NOTE 1 - Organization and Summary of Significant Accounting Policies

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

NOTE 3 - Related Party Transactions

The financial statements include related party transactions which, as of December 31, 2008, were loans payable to an officer of the Company totaling $430,498.  The loans are due on demand, are not collateralized, and bear interest at 8% per annum.

NOTE 4 – Loans Payable

The financial statements include, as of December 31, 2008, loans payable totaling $28,000.  The loans are due on demand, are not collateralized, and bear interest at 8% per annum.

.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

During the years ended December 31, 2008 and 2007 we did not have a change in, or disagreement with, our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is required to maintain disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  Our President, who serves as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2008 and he concluded that our disclosure controls and procedures were ineffective.   Management intends to establish effective controls in the future.

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

During the years ended December 31, 2008 and 2007 management had not established the required procedures for adequate internal control over financial reporting.  Accordingly, management has determined that our internal control over financial reporting was not effective during those years.  However, for the preparation of the financial statements for the year ended December 31, 2008 and 2007 included in this report, management established a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  That process was relied upon to prepare the financial statements included in this report.  We relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, our President has concluded that we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information and the lack of an adequate control environment constituted a deficiency in our disclosure controls and procedures.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2008 due to lack of any established procedures during that period.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of November 15, 2010 are set forth below.  Their respective ages, positions, term of office and biographical information follow.  Our bylaws require no less than two and no more than nine directors who serve for terms of one year or until they are replaced by a qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.  There are no familial relationships between our directors or officers.

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

Directors and Officers During the Year Ended December 31, 2008 -   The Company had four persons serving on the board of directors and three persons serving as executive officers during 2008.  Mr. Weinstock served as a Director and President, Richard D. Spencer served as a Director and Chief Financial Administrator, Trish R. Francis served as a Director and Secretary, and Alexsandr Blyumkin served as a Director.  Ms. Francis and Messrs. Blyumkin and Spencer resigned their positions effective March 9, 2009.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To the best of our knowledge, we believe no forms were required to be filed during the year ended December 31, 2008.

Code of Ethics

During the year ended December 31, 2008 we had minimal operations.  Accordingly, we have not adopted a code of ethics for our principal executive and financial officers.  Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Committees

We are a smaller reporting company with minimal operations.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors acts as our nominating committee and our audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officer in all capacities during the identified fiscal years.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Frank J. Weinstock	2008	0	0	0
	2007	0	31,000 (1)	31,000
(1) Represents accrued consulting fees of $12,000 and accrued reimbursement for costs and fees paid for the benefit of the Company totaling $19,000.

The other compensation payable to Mr. Weinstock was based upon a Consulting Services Agreement, dated January 1, 2002, between the Company and Mr. Weinstock.  Under the terms of the consulting agreement Mr. Weinstock agreed to provide consulting services as an independent contractor to the Company.  He agreed to provide consultation in the areas of management and operation; evaluation of the Company operations and coordination of the expansion of the Company’s business operations, and analysis of any opportunities to expand the Company’s existing business.  In consideration for his services, the Company agreed to pay him a consulting fee of $1,000 per month and reimbursement of all advances, costs and fees paid by him for the benefit of the Company.  Under the consulting agreement, Mr. Weinstock agreed to maintain the confidentiality of the Company’s proprietary information.  The term of the consulting agreement was for a term of six years, expiring December 31, 2007, with an automatic renewal provision.  Either party may terminate the consulting agreement by a 90 day written notice, or a 30 day written notice if either party breached the agreement.

As of December 31, 2008, the Company had not granted any outstanding equity awards to our executive officers.  We do not have a compensation committee and compensation, if any, will be determined at the discretion of our board of directors.

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

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock at December 31, 2008.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 1,200,000 shares of common stock outstanding as of December 31, 2008.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Frank J. Weinstock	299,000 (1)	24.92
Trish R. Francis	65,134 (2)	5.43
Richard D. Spencer	11,750	Less than 1%
Aleksandr Blyumkin	85,400 (3)	7.12
Directors and officers as a group	461,284	38.44

(1)  Represents shares held by entities of which Mr. Weinstock is an affiliate, including 200,000 shares held by Jason Enterprises, Inc. and 99,000 shares held by Dimensions Overview LLC.

(2)  Represents 57,134 shares held by Ms. Francis and 8,000 shares held by her children.

(3)  Represents 1,000 shares held by Mr. Blyumkin, 1,000 shares held by his spouse, and shares held by entities of which he is an affiliate, including 73,400 held by Old World Studies, Inc. and 10,000 shares held by Alda Investments, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the fiscal years 2002 through 2007, our President, Mr. Weinstock, loaned funds to the Company for operations.  For the years ended December 31, 2008 and 2007, he had loaned to the Company an aggregate of $430,498, with 8% interest.  These loans were not collateralized and were payable upon demand.  At December 31, 2007, accrued interest on the $430,498 payable was $153,939 and at December 31, 2008 the accrued interest was $188,379, resulting in a total amount payable of $618,877 at December 31, 2008.

Director Independence

Our director is not an independent director as defined by NASDAQ Stock Market Rule 5605(a)(2).  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our independent registered public accounting firm, Michael J. Larsen, Certified Public Accountant, in connection with the audit of the financial statements for the years ended December 31, 2008 and 2007 and any other professional services rendered by that accounting firm.

	2008	2007
Audit fees	$ 500	$ 500
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

Financial statements of Strategic Partners, Inc. are included in this report under Item 8 on pages 12 through 19.

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

Bylaws of Strategic Partners, Inc. (incorporated by reference to exhibit 3.2 to Form SB-2, File No. 333.95485, as amended, filed January 27, 2000)

10.1

*Consulting Services Agreement between Strategic Partners, Inc. and Frank J. Weinstock, dated January 1, 2002

31.1

Principal Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

* Management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

STRATEGIC PARTNERS, INC.

By:  /s/ Frank J. Weinstock

        Frank J. Weinstock, President

Date:   January 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Frank J. Weinstock

        Frank J. Weinstock

        Director and President

        Principal Executive Officer

        Principal Financial and Accounting Officer

Date:    January 12, 2011

By:  /s/ John W. Peters

        John W. Peters

        Director and Secretary/Treasurer

Date:   January 12, 2011

26